Form 10-K405/A
period 1997-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 1998-07-13
CIK 1052163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
            (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



                                                                                    PERIOD FROM
                                                                                 FEBRUARY 5, 1997 TO
                                                                                 DECEMBER 31, 1997(1)
                                                                               ----------------------
                                                                               (dollars in thousands,
                                                                                 except per share)
STATEMENT OF OPERATIONS DATA:
Net sales                                                                               $ 569,441
Cost of products sold                                                                     523,709
Selling and administrative expenses                                                        25,120
                                                                                        ---------
Income from operations                                                                     20,612
Other expense, net                                                                         (2,602)
Interest expense                                                                          (18,281)
                                                                                        ---------
Loss before extraordinary item                                                               (271)
Extraordinary item(2)                                                                     (11,200)
                                                                                        ---------
Net loss                                                                                $ (11,471)
                                                                                        =========
Preferred stock dividends                                                               $ (11,302)
                                                                                        =========
Loss before extraordinary item applicable to common stock                               $ (11,573)
                                                                                        =========
Loss applicable to common stock                                                         $ (22,773)
                                                                                        =========
Basic net loss per share applicable to common stock before
  extraordinary item                                                                    $   (3.62)
                                                                                        =========
Basic net loss per share applicable to common stock                                     $   (7.11)
                                                                                        =========

BALANCE SHEET DATA (at end of period):
Accounts receivable                                                                     $  56,940
Inventories                                                                               120,123
Total assets                                                                              614,730
Total debt                                                                                163,793
Total stockholders' equity                                                                 73,074

OTHER FINANCIAL DATA:
Net cash provided by operating activities                                               $  25,483
Net cash used in investing activities                                                    (257,255)
Net cash provided by financing activities                                                 232,832
Depreciation and amortization                                                              51,132
Capital expenditures                                                                       41,634

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

                   Statement of Operations -
                     Period from February 5, 1997 to December 31, 1997                      F-3

                   Balance Sheet-
                     December 31, 1997                                                      F-4

                   Statement of Cash Flows -
                     Period from February 5, 1997 to December 31, 1997                      F-6

                   Statement of Stockholders' Equity -
                     Period from February 5, 1997 to December 31, 1997                      F-8

                   Notes to Financial Statements                                            F-9

               Index to Financial Information of Old Anchor                                 H-1

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

                   Notes to Consolidated Financial Statements                               H-9









                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
         (a)    Financial Statements, Schedules and Exhibits

         1. Financial Statements. The Financial Statements of New Anchor and Old Anchor and the Reports of Independent Public Accountants are included beginning at page F-1 and beginning at page H-1 of this Form 10-K. See the index to financial statements in Item 8.
         2. Financial Statement Schedules. The following Financial Statement Schedules are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Old Anchor and the Financial Statements of Anchor.


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
    10.45       Rebate Agreement dated as of January 1, 1996 between Bacardi
                International Limited and the Company (Withdrawn upon the
                request of the registrant, the Commission consenting thereto)
    10.46**     Fifth Amendment to the Credit Agreement dated as of January 16,
                1998 among the Association and the various financial
                institutions part to the Credit Agreement
    10.47**     Sixth Amendment to the Credit Agreement dated as of March 11,
                1998 among the Association and the various financial
                institutions part to the Credit Agreement
    11.1**      Statement re: computation of per share earnings
    12.1**      Statement re: computation of ratio of earnings to fixed charges for the period from February 5, 1997 to December 31, 1997
    12.2**      Statement re: computation of ratio of earning to fixed charges for the years ended December 31, 1993, 1994, 1995 and 1996 and the period from January 1, 1997 to February 4, 1997
    21.1*       List of subsidiaries of the Company
    23.1***     Consent of Independent Public Accountants
    27.1***     Financial Data Schedule of the Company (for SEC use only)

------------------
  + Portions hereof have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 406 of Regulation C.

  * - Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997 and incorporated herein by reference.

 ** - Previously filed as an exhibit to the Company's Annual Report on Form
      10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

*** - Filed herewith.
         (b)   Reports on Form 8-K

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
                                                                                  ===========


See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1997
                                    RESTATED
                             (DOLLARS IN THOUSANDS)



Assets

Current assets:
Cash and cash equivalents...................................................... $  1,060
Accounts receivable, less allowance for doubtful accounts of $2,025............   56,940
Inventories -
     Raw materials and manufacturing supplies..................................   23,303
     Finished products.........................................................   96,820
Other current assets ..........................................................    8,082
                                                                                --------
          Total current assets.................................................  186,205
----------------------------------------------------------------------------------------


Property, plant and equipment:
     Land .....................................................................    7,769
     Buildings.................................................................   63,438
     Machinery, equipment and molds............................................  297,317
     Less accumulated depreciation.............................................  (43,653)
                                                                                --------
                                                                                 324,871
----------------------------------------------------------------------------------------



Other assets...................................................................   22,462

Strategic alliance with customers, net of accumulated amortization of $811.....   25,389
Goodwill, net of accumulated amortization of $2,857............................   55,803
                                                                               ---------

                                                                               $ 614,730
                                                                               =========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1997
                                   RESTATED
                             (DOLLARS IN THOUSANDS)
                                   (continued)

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
                                                                                  -----------

Stockholders' equity:
Preferred stock, Series B, $.01  par value; authorized 5,000,000 shares;
   issued and outstanding 3,360,000 shares; $25 liquidation and
   redemption value .........................................................              34
   Issuable preferred stock, 249,600 shares at $25 per share ................           6,240
Common stock, $.10 par value; authorized 50,000,000 shares;
      Class A, issued and outstanding 490,898 shares ........................              49
      Class B, issued and outstanding 902,615 shares ........................              90
      Class C, none issued and outstanding ..................................              --
Warrants, Class C Common stock, issued and outstanding 2,107,843 shares .....          10,518
Capital in excess of par value ..............................................          92,294
Accumulated deficit .........................................................         (35,611)
Additional minimum pension liability ........................................            (540)
                                                                                  -----------
                                                                                       73,074
                                                                                  -----------

                                                                                  $   614,730
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

                       ANCHOR GLASS CONTAINER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                                   RESTATED
                             (dollars in thousands)


                                       --------------------------------------------------------------------------------------------
                                       Series B  Class A Class B  Issuable               Capital      Accumu-
                                       Preferred Common  Common   Preferred             In-Excess      lated
                                        Stock    Stock   Stock      Stock    Warrants    of Par       Deficit
                                       --------------------------------------------------------------------------------------------
Balance, February 5, 1997                $ -     $ -     $ -        $ -         $ -     $     -         $ -

     Issuance of 3,360,000 shares of
     Series B Preferred Stock to
     Consumers U.S. ................      34       -       -          -           -      83,966            -

     Issuance of 200,000 shares of
     Class B Common Stock to
     Consumers U.S. ................       -       -      20          -           -       2,480            -

     Issuance of 490,898 shares of
     Class A Common Stock to
     creditors of Old Anchor .......       -      49       -          -           -       2,405            -

     Issuance of 1,405,229 warrants
     to purchase Class C Common
     Stock in conjunction with the
     financing of Anchor Loan
     Facility ......................       -       -       -          -       7,012           -            -

     Issuance of 702,615 shares of
     Class B Common Stock to
     Consumers U.S. in conjuction
     with the financing of the Notes       -       -      70          -           -       3,443       (3,513)

     Issuance of 702,614 warrants to
     purchase Class C Common
     Stock in conjunction with the
     financing of the Notes ........       -       -       -          -       3,506           -            -

     Pay-in-kind dividends payable
     to Consumers U.S. on Series B
     Preferred Stock ...............       -       -       -      6,240           -           -       (6,240)

     Acquisition of manufacturing
     rights ........................                                                                  (9,325)

     Dividends accrued on Series A
     Preferred Stock ...............       -       -       -          -           -           -       (5,062)

     Net loss ......................       -       -       -          -           -           -      (11,471)

     Amount related to minimum
     pension liability .............       -       -       -          -           -           -            -
                                         -------------------------------------------------------------------

Balance, December 31, 1997 .........     $34     $49     $90     $6,240     $10,518     $92,294     $(35,611)
                                         ===================================================================


                                      ---------------------------------
                                            Minimum         Total
                                            Pension      Stockholders'
                                           Liability        Equity
                                      ---------------------------------
Balance, February 5, 1997                   $ -          $   -

     Issuance of 3,360,000 shares of
     Series B Preferred Stock to
     Consumers U.S. ................           -        84,000

     Issuance of 200,000 shares of
     Class B Common Stock to
     Consumers U.S. ................           -         2,500

     Issuance of 490,898 shares of
     Class A Common Stock to
     creditors of Old Anchor .......           -         2,454

     Issuance of 1,405,229 warrants
     to purchase Class C Common
     Stock in conjunction with the
     financing of Anchor Loan
     Facility ......................           -         7,012

     Issuance of 702,615 shares of
     Class B Common Stock to
     Consumers U.S. in conjuction
     with the financing of the Notes           -             -

     Issuance of 702,614 warrants to
     purchase Class C Common
     Stock in conjunction with the
     financing of the Notes ........           -         3,506

     Pay-in-kind dividends payable
     to Consumers U.S. on Series B
     Preferred Stock ...............           -             -

     Acquisition of manufacturing
     rights ........................                    (9,325)

     Dividends accrued on Series A
     Preferred Stock ...............           -        (5,062)

     Net loss ......................           -       (11,471)

     Amount related to minimum
     pension liability .............        (540)         (540)
                                           -------------------
Balance, December 31, 1997 .........       $(540)     $ 73,074
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

The estimated values of assets acquired and liabilities assumed as of February 5, 1997 after giving effect to the Anchor Acquisition and consideration paid is as follows:

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
                                                                                  ---------
                                                                                  $ 250,000
                                                                                  =========

The following unaudited pro forma results of operations for the Company for the year ended December 31, 1997 assumes the Anchor Acquisition occurred on January 1, 1997 (dollars in thousands except per share data):

       Net sales................................................................$623,518
       Loss before extraordinary item........................................... (11,561)
       Net loss................................................................. (22,761)
       Loss before extraordinary item applicable to common stock................ (24,044)
       Loss applicable to common stock.......................................... (35,244)
       Basic net loss per share before extraordinary item applicable to
           common stock.........................................................   (7.51)
       Basic net loss per share applicable to common stock......................  (11.01)

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Restatement

The Company has restated the accompanying Balance Sheet and Statement of Stockholders' Equity for the period ended December 31, 1997. The Company previously recorded the Acquisition of Manufacturing Rights, discussed below, at its purchase price of $12,525 and included that amount in the caption Strategic Alliance with Customers on its Balance Sheet. As discussed below, because these manufacturing rights were acquired from a related party under common control, the $3,200 carrying value as recorded by the related party should have been maintained and accordingly, a restatement has been made. The Company has now reflected the remaining purchase price as a distribution from equity. Additionally, as discussed in Note 4, shares of Class B Common Stock issued to Consumers U.S. upon the issuance of the First Mortgage Notes, previously recorded as a deferred asset to be amortized over the life of the First Mortgage Notes, have now been treated as a shareholder distribution.

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

Acquisition of Manufacturing Rights

In September 1997, Hillsboro Glass Company ("Hillsboro"), a glass-manufacturing plant owned by G&G Investments, Inc. ("G&G") (the majority owner of Consumers), discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and the Company effective December 31, 1997. The purchase price of the Company's portion of this contract was $12,525, the majority of which will be paid in 1998. Although this amount was based upon an independent valuation, because these manufacturing rights were acquired from a related party under common control, the $3,200 carrying value of these rights previously recorded on Hillsboro's books was maintained. The excess of the purchase price over the carrying value has been treated as a distribution to a shareholder.

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

In connection with the issuance of the First Mortgage Notes on April 17, 1997, the Company issued 702,615 shares of Class B Common Stock to Consumers and 702,614 warrants, valued at $5.00 for each share and warrant, to the initial purchasers. As the Company has already incurred the internal general and administrative expenses related to the issuance of the First Mortgage Notes, the issuance of the shares to Consumers U.S. was treated as a shareholder distribution. The value of the warrants issued to the initial purchasers has been deferred to be amortized over the life of the First Mortgage Notes.

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


Stock Option Plan

The Company participates in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Options to purchase 1,261,500 shares of Consumers common stock, at exercise prices that range from $9.65 to $13.50 (Canadian dollars), were granted to all salaried employees of the Company in 1997. The Company has elected to follow Accounting Principles Board Opinion No. 25 -- Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of employee stock options equals the market price of the stock on the date of grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 -- Accounting for Stock-Based Compensation ("SFAS 123").

Information related to stock options during the period ended December 31, 1997 follows:


                                                                    WEIGHTED            WEIGHTED
                                                NUMBER              AVERAGE             AVERAGE
                                                  OF                EXERCISE              FAIR
                                                SHARES               PRICE               VALUE
                                                ------              --------            --------
    Options outstanding, February 5, 1997...         --                  --
       Granted .............................  1,261,500              $12.95              $4.43
       Exercised ...........................         --                  --
       Forfeited ...........................         --                  --
                                              ---------              ------
    Options outstanding, December 31, 1997..  1,261,500              $12.95
                                              =========              ======


No options are exercisable at December 31, 1997 and, the weighted average remaining contractual life of the options is 9.5 years.

The Company applied APB 25 in accounting for these stock options and, accordingly, no compensation cost has been reported in the financial statements for the period ended December 31, 1997. In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest of 5.76%, (ii) expected option life of 3 years, (iii) expected volatility of 41.51% and (iv) no expected dividend yield.

Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

  Net loss
    As reported .......................................... $(11,471)
    Pro forma ............................................  (11,617)
  Loss applicable to common stock
    As reported .......................................... $(22,773)
    Pro forma ............................................  (22,919)
  Basic net loss per share applicable to common stock
    As reported .......................................... $  (7.11)
    Pro forma ............................................    (7.16)


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

NOTE 10 - PLANT CLOSING COSTS

In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997 and included the liabilities assumed as part of the Anchor Acquisition cost. Closure of these facilities will result in the consolidation of underutilized manufacturing operations and is expected to be completed by February 5, 1999. Substantially all of the hourly and salaried employees at these plants, approximately 600 in total, have been terminated. Exit charges and the amounts charged against the liability as of December 31, 1997 are as follows:

                                                                                         Amount Charged
                                                                    Exit Charges        Against Liability
                                                                    ------------        -----------------
         Severance and employee benefit costs                       $13,000               $11,700
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities        12,800                 9,100

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

The following significant components of the deferred tax assets and liabilities are as follows:

               Deferred tax assets:
                  Pension and postretirement liabilities........................     $    1,200
                  Accumulated depreciation......................................            600
                  Other.........................................................            300
                  Tax loss carryforwards........................................          2,900
                                                                                     ----------
                                                                                          5,000
                                                                                     ----------
                Valuation allowance.............................................         (1,600)
                                                                                     ----------
                                                                                          3,400
               Deferred tax liabilities:
                  Accrued liabilities and reserves..............................          3,200
                  Other assets..................................................            200
                                                                                     ----------
               Net deferred tax assets                                                    3,400
                                                                                     ----------
                                                                                     $        -
                                                                                     ==========

The effective tax rate reconciliation at December 31, 1997 is as follows:

                  Federal rate.................................................        (34)%
                  State rate...................................................        ( 5)
                                                                                       ---
                  Permanent differences........................................         25
                                                                                       ---
                                                                                       (14)
                   Valuation allowance.........................................         14
                                                                                       ---
                   Effective rate..............................................         -- %
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

                               ANCHOR GLASS CONTAINER CORPORATION

Date:  July 13, 1998                    By /s/   M. William Lightner, Jr.
                                        ---------------------------------
                                        M. William Lightner, Jr.
                                        Senior Vice President, Finance
                                        Chief Financial Officer and Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on July 13, 1998.

/s/   Richard M. Deneau
-------------------------------------
Richard M. Deneau
President and Chief Operating Officer

/s/   M. William Lightner, Jr.
-------------------------------------
M. William Lightner, Jr.
Senior Vice President, Finance
Chief Financial Officer and Treasurer


Directors:


/s/  Paul H. Farrar
-------------------------------------
Paul H. Farrar

/s/  John J. Ghaznavi
-------------------------------------
John J. Ghaznavi

/s/  David T. Gutowski
-------------------------------------
David T. Gutowski

/s/  M. William Lightner, Jr.
-------------------------------------
M. William Lightner, Jr.

/s/  Christopher M. Mackey
-------------------------------------
Christopher M. Mackey

/s/  C. Kent May
-------------------------------------
C. Kent May

/s/  William J. Shaw
-------------------------------------
William J. Shaw