Form 10-Q/A
period 1998-03-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 1998-07-13
CIK 1052163

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                    FORM 10-Q/A

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
                                                             ==========           ==========

--------------------------------------------

See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            CONDENSED BALANCE SHEETS
                                    RESTATED
                             (DOLLARS IN THOUSANDS)

                                                        March 31, 1998
                                                          (unaudited)     December 31, 1997
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                             $  1,893           $  1,060
      Accounts receivable                                     71,238             56,940
      Inventories:
          Raw materials and manufacturing supplies            23,606             23,303
          Finished products                                   99,179             96,820
      Other current assets                                     6,383              8,082
                                                            --------           --------
               Total current assets                          202,299            186,205

Property, plant and equipment, net                           326,109            324,871
Other assets                                                  23,977             22,462
Strategic alliances with customers                            26,794             25,389
Goodwill                                                      56,177             55,803
                                                            --------           --------
                                                            $635,356           $614,730
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Revolving credit facility                             $ 18,804           $ 10,468
      Current maturities of long-term debt                       447                567
      Accounts payable                                        39,778             63,796
      Accrued expenses                                        62,196             64,075
      Accrued interest                                         9,131              4,576
      Accrued compensation and employee benefits              25,450             25,185
                                                            --------           --------
               Total current liabilities                     155,806            168,667

Long-term debt                                               202,826            152,758
Long-term pension liabilities                                 45,466             48,826
Long-term postretirement liabilities                          58,695             57,900
Other long-term liabilities                                   52,642             57,522
                                                            --------           --------
                                                             359,629            317,006
Commitments and contingencies

Redeemable preferred stock                                    55,983             55,983
                                                            --------           --------
Stockholders' equity:
      Preferred stock                                             34                 34
      Issuable preferred stock                                 8,020              6,240
      Common stock                                               139                139
      Warrants                                                10,518             10,518
      Capital in excess of par value                          92,294             92,294
      Accumulated deficit (Note 2)                           (46,527)           (35,611)
      Accumulated comprehensive income                          (540)              (540)
                                                            --------           --------
                                                              63,938             73,074
                                                            --------           --------
                                                            $635,356           $614,730
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

NOTE 2 - LONG-TERM DEBT

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

NOTE 3 - PLANT CLOSING COSTS

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

Item 3.  Default Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
                  27 Financial Data Schedule of the Company (for SEC use only)

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

                                    ANCHOR GLASS CONTAINER CORPORATION

Date:  July 13, 1998                       /s/ M. William Lightner, Jr.
                                           ----------------------------
                                           M. William Lightner, Jr.
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)