Form 10-Q
period 1998-09-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 1998-11-16
CIK 1052163

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number : 0-233-59
                       ---------------------------------

                       ANCHOR GLASS CONTAINER CORPORATION
                       ----------------------------------
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


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No      .
   -----     -----

         Number of shares outstanding of each class of common stock at November 1, 1998: Class A - 555,802 shares, Class B - 902,615 shares, and Class C - 173,968 shares.



                                    1 of 14

                       ANCHOR GLASS CONTAINER CORPORATION

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 1998

                                     INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Statements of Operations -
                  Three and Nine Months Ended September 30, 1998,
                  Three Months Ended September 30, 1997 and
                  the Period from February 5, 1997 to September 30, 1997                        3

              Condensed Balance Sheets -
                  September 30, 1998 and December 31, 1997                                      4

              Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and
                  the Period from February 5, 1997 to September 30, 1997                        5

              Notes to Condensed Financial Statements                                           6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       8


PART II - OTHER INFORMATION                                                                    12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANCHOR GLASS CONTAINER CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

-------------------------------------------------------------------------------------------------------------------
                                             Nine Months           Period from                 Three Months
                                                Ended          February 5, 1997 to          Ended September 30,
                                         September 30, 1998    September 30, 1997         1998            1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                    $  493,613            $  415,636           $  169,211       $  154,495

Costs and expenses:
     Cost of products sold                      456,270               386,130              154,467          141,845
     Selling and administrative expenses         22,197                18,127                7,763            6,951
     Restructuring charges                        4,000                    --                4,000               --


Income from operations                           11,146                11,379                2,981            5,699

Other income (expense), net                         155                   234                   (5)              23

Interest expense                                (19,947)              (12,725)              (6,867)          (4,843)
                                             ----------            ----------           ----------       ----------

Income (loss) before extraordinary item          (8,646)               (1,112)              (3,891)             879

Extraordinary item - write-off of
     financing costs                                 --               (11,200)                  --               --
                                             ----------            ----------           ----------       ----------

Net income (loss)                                (8,646)              (12,312)              (3,891)             879

Preferred stock dividends                        (9,695)               (8,032)              (3,304)          (3,105)
                                             ----------            ----------           ----------       ----------

Loss applicable to common stock              $  (18,341)           $  (20,344)          $   (7,195)      $   (2,226)
                                             ==========            ==========           ==========       ==========

Basic net loss per share
     before extraordinary item
     applicable to common stock              $    (4.38)           $    (2.78)         $     (1.37)     $     (0.64)
                                             ==========            ==========          ===========      ===========

Basic net loss per share applicable
     to common stock                         $    (4.38)           $    (6.18)         $     (1.37)     $     (0.64)
                                             ==========            ==========          ===========      ===========

Basic weighted average number of
     common shares outstanding                4,187,253             3,291,752            5,251,356        3,501,356
                                             ==========           ===========          ===========      ===========


See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                              September 30, 1998      December 31, 1997
                                                                 (unaudited)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                    $   4,492              $   1,060
      Accounts receivable                                             79,691                 56,940
      Due from affiliate                                              17,330                      -
      Inventories:
          Raw materials and manufacturing supplies                    26,141                 23,303
          Finished products                                           79,710                 96,820
      Other current assets                                             7,237                  8,082
                                                                   ---------              ---------
               Total current assets                                  214,601                186,205

Property, plant and equipment, net                                   311,545                324,871
Other assets                                                          22,130                 22,462
Strategic alliances with customers                                    24,772                 25,389
Goodwill                                                              54,524                 55,803
                                                                   ---------              ---------
                                                                   $ 627,572              $ 614,730
                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility                                    $  43,638              $  10,468
      Current maturities of long-term debt                               483                    567
      Accounts payable                                                36,072                 63,796
      Accrued expenses                                                38,699                 64,075
      Accrued interest                                                 9,017                  4,576
      Accrued compensation and employee benefits                      28,731                 25,185
                                                                   ---------              ---------
               Total current liabilities                             156,640                168,667

Long-term debt                                                       202,930                152,758
Long-term pension liabilities                                         35,265                 48,826
Long-term postretirement liabilities                                  59,895                 57,900
Other long-term liabilities                                           47,868                 57,522
                                                                   ---------              ---------
                                                                     345,958                317,006
Commitments and contingencies

Redeemable preferred stock                                            55,983                 55,983
                                                                   ---------              ---------
Stockholders' equity:
      Preferred stock                                                     34                     34
      Issuable preferred stock                                        11,748                  6,240
      Common stock                                                       139                    139
      Warrants                                                        19,268                 10,518
      Capital in excess of par value                                  92,294                 92,294
      Accumulated deficit                                            (53,952)               (35,611)
      Accumulated comprehensive income                                  (540)                  (540)
                                                                   ---------              ---------
                                                                      68,991                 73,074
                                                                   ---------              ---------
                                                                   $ 627,572              $ 614,730
                                                                   =========              =========




See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------
                                                                      Nine Months             Period from
                                                                         Ended            February 5, 1997 to
                                                                   September 30, 1998     September 30, 1997
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                            $ (8,646)              $ (12,312)
    Restructuring charges                                                  4,000                       -
    Extraordinary item                                                         -                  11,200
    Adjustments to reconcile net loss to cash provided by (used in)
       operating activities:
           Depreciation and amortization                                  40,849                  38,422
           Other                                                             (43)                    224
    Decrease in cash resulting from changes in
       assets and liabilities                                            (70,569)                (34,170)
                                                                        ---------              ---------
                                                                         (34,409)                  3,364


Cash flows from investing activities:
    Purchase of assets and assumption of liabilities of Old Anchor             -                (200,470)
    Expenditures for property, plant and equipment                       (23,300)                (21,034)
    Proceeds from the sale of property, plant and equipment                  743                       -
    Acquisition related contribution to defined benefit pension plans       (745)                 (9,056)
    Other                                                                   (974)                   (773)
                                                                        --------               ---------
                                                                         (24,276)               (231,333)


Cash flows from financing activities:
    Proceeds from issuance of long-term debt                              50,000                 280,000
    Principal payments of long-term debt                                    (346)               (130,148)
    Proceeds from issuance of preferred stock                                  -                  84,000
    Proceeds from issuance of common stock                                     -                   1,000
    Net draws on revolving credit facility                                33,170                   5,861
    Advance to affiliate                                                 (17,330)                      -
    Other, primarily financing fees                                       (3,377)                (11,940)
                                                                        --------               ---------
                                                                          62,117                 228,773


Cash and equivalents:
    Increase in cash and cash equivalents                                  3,432                     804
    Balance, beginning of period                                           1,060                       -
                                                                        --------               ---------
    Balance, end of period                                              $  4,492               $     804
                                                                        ========               =========


Supplemental disclosure of cash flow information:
    Interest payments, net                                              $ 14,292               $   4,103
                                                                        ========               =========
    Income tax payments (refunds), net                                  $      -               $       -
                                                                        ========               =========

See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998, the three months ended September 30, 1997 and the period from February 5, 1997 to September 30, 1997 and cash flows for the nine months ended September 30, 1998 and the period from February 5, 1997 to September 30, 1997.

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

NOTE 2 - RESTRUCTURING CHARGE

         In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace is scheduled to cease operations in December 1998 and approximately 100 hourly employees will be terminated. The Company has recorded a restructuring charge of $4,000. Of this total charge, approximately $2,365 relates to operating lease exit costs, approximately $875 represents closing and other costs and approximately $760 relates to the write-down of certain equipment to net realizable value. This plan was announced in October 1998 and, as a result, the Company will record an additional $400 of restructuring charges in the fourth quarter of 1998 related to certain employee costs.

NOTE 3 - ANCHOR ACQUISITION

         On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"), from Old Anchor for a purchase price of approximately $250,000. The purchase price paid by the Company was subject to adjustment. In June 1998, the bankruptcy court approved the final settlement of the purchase price which required the payment by the Company to Old Anchor of an additional $1,000 in cash and the issuance of 1,225,000 warrants for the purchase of additional shares of common stock, valued at approximately $6,100. In addition, the Company issued warrants to purchase additional shares of common stock to an affiliate of Consumers U.S. Inc., the Company's parent. None of the warrants issued require any payment upon exercise. The effects of the settlement had been reflected in the Company's financial statements for the period ended December 31, 1997.

         In accordance with the settlement, the Company issued in June of 1998, 332,844 warrants for Class A Common Stock, 525,000 warrants for Class B Common Stock and 892,156 warrants for Class C Common Stock, all valued at $5.00 per share.

NOTE 4 - LONG-TERM DEBT

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

NOTE 5 - PLANT CLOSING COSTS

         In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997. Exit charges and the amounts charged against the liability as of September 30, 1998 are as follows:


                                                                                         Amount Charged
                                                                    Exit Charges        Against Liability
                                                                    ------------        -----------------
         Severance and employee benefit costs                          $13,000               $12,800
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities           12,800                11,700


NOTE 6 - NEW ACCOUNTING STANDARD

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 --Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for fiscal years beginning after September 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS 133 and has not determined the timing or method of adoption. SFAS 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company and Owens-Brockway Glass Container Inc. acquired substantially all of the assets of, and assumed certain liabilities, of Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, the Company had no operations. As a result, the following discussion represents activity for the third quarter and first nine months of 1998 and the third quarter of 1997 and the period from February 5, 1997 to September 30, 1997 (the "1997 Period"). Accordingly, operations for the Company for the 1997 Period are not directly comparable to operations for the first nine months of 1998.

RESULTS OF OPERATIONS

         Income from operations for the nine months ended September 30, 1998 was $11.1 million compared to $11.4 million for the 1997 Period. The 1997 Period excludes the month January which, historically, is a below average operating period due to post holiday shutdown start-up costs. Income from operations for the quarter ended September 30, 1998 was $2.9 million compared to $5.7 million for the third quarter of 1997.

         Net sales. Net sales for the 1998 third quarter were $169.2 million, compared to $154.5 million for the comparable quarter of 1997, an increase of 9.5% on a unit volume increase of approximately 23%. Net sales for the first nine months of 1998 were $493.6 million, or approximately $12.6 million per week. Net sales for the 1997 Period were approximately $415.6 million, or approximately $12.2 million per week. This slight increase in net sales was principally as a result of higher sales of beer and tea products in 1998 as compared to 1997. The continued shift in product mix in 1998 towards higher volume, lower margin products has unfavorably impacted margins, as noted below. Also, despite operating at near full manufacturing capacity, the industry has experienced significant pricing pressures, unfavorably affecting margins.

         Cost of products sold. The Company's cost of products sold in the third quarter and first nine months of 1998 were $154.5 million and $456.3 million, respectively (or 91.3% and 92.4% of net sales), while the cost of products sold for the third quarter of 1997 and the 1997 Period were $141.9 million and $386.1 million, respectively (or 91.8% and 92.9% of net sales). The slight decrease in the percentage of cost of products sold for 1998, as compared with 1997, reflects more favorable employee benefit costs, particularly in the areas of pensions and health insurance, as the result of favorable claims and census experience, which may be non-recurring, offset by higher freight costs and the impact of increased sales of lower margin items. This improvement also reflects the impact of the closing of the Dayville, Connecticut plant effective during the second quarter of 1997 and is partially offset by costs related to the delay and start-up of a rebuilt furnace and machine rebuilds at one manufacturing plant, originally scheduled for December 1997 but completed in February 1998.

         Restructuring charge. In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace is scheduled to cease operations in December 1998 and approximately 100 hourly employees will be terminated. The Company has recorded a restructuring charge of $4.0 million. Of this total charge, approximately $2.3 million relates to operating lease exit costs, approximately $0.9 million represents closing and other costs and approximately $0.8 million relates to the write-down of certain equipment to net realizable value. This plan was announced in October 1998 and, as a result, the Company will record an additional $0.4 milliin of restructuring charges in the fourth quarter of 1998 related to certain employee costs.

         Selling and administrative expenses. Selling and administrative expenses for the 1998 third quarter and the first nine months of 1998 were approximately $7.8 million (or 4.6% of net sales) and $22.2 million (or 4.5% of net sales), respectively, while selling and administrative expenses in the third quarter of 1997 and the 1997 Period were $6.9 million (or 4.5% of net sales) and $18.1 million (or 4.4% of net sales), respectively. This slight increase in selling and administrative expenses as a percentage of net sales reflects slightly higher personnel costs as the Company augmented its management team in the second half of 1997 and expenditures in connection with Year 2000 compliance, offset by focused reductions in other selling and administrative categories.

         Interest expense. Interest expense for the 1998 third quarter was approximately $6.8 million compared to $4.8 million in the third quarter of 1997, an increase of 41.8%. Interest expense for the first nine months of 1998 was approximately $19.9 million compared to $12.7 million in the 1997 Period, an increase of 56.8%. On March 16, 1998, the Company completed an offering of an aggregate principal amount of $50.0 million of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among the Company, Consumers U.S., Inc. and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under the Revolving Credit Facility during 1998, as compared to 1997.

         Net income (loss). The Company had a loss of approximately $3.9 million in the third quarter of 1998 as compared to income of $0.9 million in the third quarter of 1997. The Company had a net loss of $8.6 million for the first nine months of 1998 compared to a loss before extraordinary item of $1.1 million for the 1997 Period.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1998, operating activities consumed $34.4 million in cash as compared to $3.4 million of cash provided in the 1997 Period. This increase in cash consumed reflects adjustments for changes in working capital items and the higher loss in the first nine months of 1998 as compared with the loss before the extraordinary item in the 1997 Period. The balance of trade related accounts receivable increased approximately $22.7 million from year-end 1997 reflecting the seasonal nature of certain sales and the impact of credit terms of certain customers. Additionally, the balance of accounts payable decreased approximately $27.7 million from year-end partially as a result of the increase in cash from other financing activities, allowing the Company to take advantage of available cash discounts. In addition, trade payables were higher in December 1997, due to the furnace and machine rebuilds noted above. Cash consumed in investing activities in the first nine months of 1998 and the 1997 Period were $24.3 million and $231.4 million, respectively, principally reflecting the capital expenditures in 1998 and the cash component of the Anchor Acquisition in the 1997 Period. In February 1997, the Company contributed $9.0 million in cash to the Company's defined benefit pension plans. Also, as a result of the valuation performed by an independent appraiser of the Series A Preferred Stock contributed to the plans, which was completed in November 1997, the Company made an additional pension contribution of $0.7 million in cash in March 1998. Capital expenditures in the first nine months of 1998 were $23.3 million.

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Revolving Credit Facility"). At November 1, 1998, advances outstanding under the Revolving Credit Facility were $52.7 million, outstanding letters of credit on this facility were $11.1 million and the borrowing availability was $20.6 million.

         Cash from financing activities increased for the first nine months of 1998 by $62.1 million principally reflecting the issuance of the Senior Notes in March 1998 and borrowings under the Revolving Credit Facility. The Company advanced approximately $17.3 million to an affiliate in September 1998. The advance is evidenced by a promissory note maturing in January 1999. The funds were obtained through borrowings under the Revolving Credit Facility. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2%.

         On March 16, 1998, the Company completed an offering of the Senior Notes. The Senior Notes are unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinate indebtedness of the Company and pari passu with all existing and future senior indebtedness of the Company. Proceeds from the issuance of the Senior Notes will be used for growth capital expenditures and general corporate purposes. Pending such use, the Company used the net proceeds to temporarily repay advances outstanding under the Revolving Credit Facility.

         The indentures covering the $150,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and the Senior Notes contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility contains other and more restrictive covenants, including certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, such as a minimum working capital ratio, a minimum consolidated net worth and a minimum interest coverage ratio.

         The Company expects significant expenditures in the remainder of 1998, including interest expense on the First Mortgage Notes, the Senior Notes and the Revolving Credit Facility, an obligation in respect of the Company's supply agreement with The Stroh Brewery Company of $7.0 million, capital expenditures of approximately $22.0 million (a portion of which will be leased) and closing costs associated with the closed manufacturing facilities of approximately $1.0 million. Because of a change, effective January 1, 1998, to the market value asset valuation method for determining pension plan contributions, no further pension contributions will be required in 1998 with respect to either current funding or past underfundings. Peak cash needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through 1998 are expected to be funds derived from operations, borrowings under the Revolving Credit Facility and proceeds from sales of discontinued manufacturing facilities.

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been at relatively low levels, the Company has experienced pricing pressures in the current market and has not been fully able to pass on inflationary cost increases to its customers.

     SEASONALITY

        Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. The Company is considering alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     YEAR 2000

        The Company's information systems cover a broad spectrum of software applications for its manufacturing processes, certain of which are custom-designed. After an extensive study, the Company has updated its plan to achieve Year 2000 compliance by upgrading both the packaged and custom-designed software currently in place, along with certain hardware upgrades. These upgrades are expected to resolve any Year 2000 issues.

     The upgrade of certain hardware, including the personal computer-based environment is expected to be completed by December 1998. The primary accounting software applications will be upgraded to a Year 2000 certified compliant release and should be completed by February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, is expected to be completed in the third quarter of 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues.

     In addition to software and hardware considerations, the Company has completed its review of the impact of the Year 2000 on its manufacturing operations and process controls. The Company has identified components requiring modification or replacement, and expects that critical control technology will be Year 2000 compliant in the second quarter 1999 and non-critical control and reporting systems will be compliant by the third quarter of 1999.

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

     Expenditures for Year 2000 compliance will approximate $1.5 million in the aggregate in 1998 and 1999, of which approximately $0.4 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher.

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

Item 2.  Changes in Securities.
                  None

Item 3.  Default Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  On May 28, 1998, Smith Barney Inc., as escrow agent for Anchor Liquidating Trust, which was the holder of all issued and outstanding shares of the Company's Class A Common Stock, and Consumers U.S., Inc., which is the holder of all issued and outstanding shares of Class B Common Stock, executed a unanimous written consent approving (i) certain amendments to the Company's certificate of incorporation, and (ii) electing certain directors to the Company's Board of Directors. The amendments to the Company's certificate of incorporation increased the number of directors on the Board of Directors from nine (9) to eleven (11), with seven to be elected by the holders of the Class B Common Stock. William M. Shaw, Christopher Mackey and Barry J. Alperin were elected to serve on the Board of Directors by Smith Barney Inc. and John J. Ghaznavi, David T. Gutowski, M. William Lightner, C. Kent May and Paul H. Farrar were elected to serve on the Board of Directors by Consumers U.S., Inc. Subsequently, Mr. Alperin resigned from the Company's Board of Directors.

                  On August 12, 1998, Consumers U.S., Inc. executed a unanimous written consent electing Richard M. Deneau and Steven J. Friesen to the Company's Board of Directors.

Item 5.  Other Information
                  The Securities and Exchange Commission recently amended Rule 14a-4 of the Securities Exchange Act of 1934, as amended. As so amended, Rule 14a-4(c)(1) provides that a proxy may confer discretionary authority to vote on a proposal for an annual meeting of stockholders if the proponent fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, or if the Company did not have an annual meeting during the prior year, then at least a reasonable time before the Company mails its proxy materials. For purposes of the Company's 1999 Annual Meeting of Stockholders, management may use its discretionary voting authority to vote on any proposal with respect to which the Company receives notice after March 15, 1999, even if such proposal is not discussed in the proxy statement for the 1999 Annual Meeting of Stockholders.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
             10.49+ Eleventh Amendment and Waiver dated as of September 8, 1998, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers Trust Company, BT Commercial Corporation and PNC Bank, National Association (Amendments numbered eighth, ninth and tenth do not exist).

             10.50 Second Amendment to Intercompany Agreement dated as of September 8, 1998 among G&G Investments, Inc., Glenshaw Glass Company, Inc., Hillsboro Glass Company, I.M.T.E.C Enterprises, Inc., Consumers Packaging Inc., Consumers International Inc., Consumers U.S., Inc., the Company, BT Commercial Corporation and PNC Bank.

             27          Financial Data Schedule (for SEC use only)

             ------------------------------------------
             + Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2.

         b.  Reports on Form 8-K
                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANCHOR GLASS CONTAINER CORPORATION

Date:  November 14, 1998                  /s/ M. William Lightner, Jr.
                                          -------------------------------
                                              M. William Lightner, Jr.
                                              Senior Vice President - Finance,
                                              Chief Financial Officer and
                                              Treasurer (Principal Financial
                                              Officer and Duly Authorized
                                              Officer)