Form 10-K405
period 1998-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 1999-03-31
CIK 1052163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to section 12(g) of the Act:
                Class A Common Stock, par value $0.10 per share
                -----------------------------------------------
                 Class C Common Stock, par value $0.10 per share
                 -----------------------------------------------
 Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share
 ------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of voting and non-voting stock held by non-affiliates:
 At this time, there is no market for any of the stock. See Part II, Item 5.
          Number of shares outstanding of each class of common stock at
                               February 28, 1999:
Class A - 555,868 shares, Class B - 902,615 shares and Class C - 174,141 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.   BUSINESS.

COMPANY OVERVIEW

         Anchor Glass Container Corporation ("Anchor", "New Anchor" or the "Company") is the third largest manufacturer of glass containers in the United States. Anchor produces a diverse line of flint (clear), amber, green and other colored glass containers of various types, designs and sizes. The Company manufactures and sells its products to many of the leading producers of beer, liquor, food, tea, and beverages.

         The Company, a majority-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to acquire certain assets and assume certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), renamed Anchor Resolution Corp., which was a debtor-in-possession and is now being liquidated under Chapter 11 of the United States Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"). The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition on February 5, 1997, the Company did not conduct any operations. Consumers, Canada's only glass container manufacturer, currently owns approximately 58% of New Anchor indirectly on a fully diluted basis. Consumers U.S., Inc. ("Consumers U.S.") was also formed in January 1997 by Consumers as a holding company for Anchor.

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

RECENT DEVELOPMENTS

         The Anchor Acquisition. The purchase price paid by the Company was subject to adjustment. In June 1998, the bankruptcy court approved the final settlement of the purchase price which required the payment by the Company to Old Anchor of an additional $1.0 million in cash and the issuance of 1,225,000 warrants for the purchase of additional shares of common stock, valued at approximately $6.1 million. In addition, the Company issued 525,000 warrants to purchase additional shares of common stock to an affiliate of Consumers U.S. None of the warrants issued require any payment upon exercise. The effects of the settlement had been reflected in the Company's financial statements for the period ended December 31, 1997.

         The Senior Notes and Exchange Offer. On March 16, 1998, the Company issued $50.0 million aggregate principal amount of its 9 7/8% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinate indebtedness of the Company and equal with all existing and future senior indebtedness of the Company. Proceeds of the issuance of the Senior Notes were used for capital expenditures and general corporate purposes. The Company entered into a Registration Rights Agreement on March 16, 1998. Pursuant to the agreement, the Company filed an exchange offer registration statement with the Securities and Exchange Commission, which was declared effective on April 28, 1998. In June 1998, the Company completed an offer to the holders of the Senior Notes to exchange their Senior Notes for a like principal amount of new Senior Notes, substantially identical to the Senior Notes except that the new Senior Notes do not contain terms with respect to transfer restrictions.

         The table below provides a summary by product group of net sales (in millions of dollars) and approximate percentage of net sales by product group for the Company for the period from February 5, 1997 to December 31, 1997 (the "1997 Period") and the year ended 1998.


                                     February 5 to
       Products                    December 31, 1997                 1998
       --------                   --------------------       --------------------
       Beer                        $202.0       35.5%          $279.3       43.4%
       Liquor/Wine                  125.8       22.1            111.0       17.3
       Food                         113.5       19.9             95.5       14.8
       Tea                           43.8        7.7             67.9       10.6
       Beverage/Water                37.3        6.6             31.2        4.9
       Other                         47.0        8.2             58.4        9.0
                                   ------     ------           ------     ------
       Total                       $569.4      100.0%          $643.3      100.0%
                                   ======     ======           ======     ======


         There can be no assurance that the information provided in the preceding table is indicative of the glass container product mix of the Company for 1999 or in subsequent years. Management's strategy is to focus on shifting its product mix towards those products management believes likely to both improve operating results and increase unit volume.

CUSTOMERS

         The Company produces glass containers mainly for a broad base of customers in the food and beverage industries in the United States. The Company's ten largest continuing customers include well-known brand names such as:

         -        Anheuser-Busch Companies, Inc. ("Anheuser-Busch"),
         -        The Stroh Brewery Company ("Stroh's"),
         -        Latrobe (Rolling Rock),
         -        The Coca-Cola Trading Company (non-carbonated),
         -        SOBE (Healthy Refreshment),
         -        Triarc Beverage,
         -        Saxco International, Inc.,
         -        Specialty Products Company (Nabisco),
         -        Jim Beam Brands and
         -        Hunt-Wesson.

         The majority of the Company's glass container designs are produced to customer specifications and sold on a contract basis.

         The Company's two largest customers, Anheuser-Busch and Stroh's, accounted for approximately 17.1% and 16.8%, respectively, of its net sales for the year ended December 31, 1998 and 8.8% and 15.6%, respectively, of its net sales for the period from February 5, 1997 to December 31, 1997. The loss of either of such customers, if not replaced, could have a material adverse effect of the Company's business, results of operations and financial condition. In February 1999, Stroh's entered into an agreement to sell its assets to a consortium made up of Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller") which is expected to become final in the second quarter. Under the terms of the agreement, Anchor does not expect to incur any write-off of its assets. The Company anticipates that a significant portion of the near term production for Stroh's will be replaced with production for Pabst and Miller. The Company's ten largest customers, named above, accounted for approximately 57% of net sales for the year ended December 31, 1998.

         The Company has rebuilt relationships with some of Old Anchor's larger volume customers including Anheuser-Busch, which purchased approximately 9.0 million gross and 4.0 million gross, respectively, during 1998 and the 1997 Period. In 1999, Anheuser-Busch is expected to purchase approximately 12.7 million gross. In February 1998, Anchor entered into a long-term contract with Anheuser-Busch to serve its west coast needs and subcontracted this additional production to its Mexican affiliate, Fevisa, for a commission. With the exception of the Fevisa production, Anheuser-Busch renegotiates with the Company each year for the next year's purchase orders. Accordingly, past purchase orders placed by Anheuser-Busch are not necessarily indicative of future purchase orders.

MARKETING AND DISTRIBUTION

         The Company's products are primarily marketed by an internal sales and marketing organization that consists of 14 direct sales people and 22 business managers who are organized into teams with responsibility for each specific product line.

         John J. Ghaznavi, Chairman and Chief Executive Officer of each of Anchor and Consumers, has extensive industry and customer networks. From 1995 through 1997, he served as Chairman of the Board of Trustees of the Glass Packaging Institute, the leading industry organization that includes as its members manufacturers representing over 95% of North America's glass container production and he remains a member of its board. As a result of the Company's affiliation with Consumers and Glenshaw Glass Company, Inc. ("Glenshaw"), Consumers and Glenshaw sales personnel will also market the capabilities of Anchor with respect to certain production in exchange for a market-based commission. See Item 13. - Certain Relationships and Related Transactions.

         In addition, certain production has been and will continue to be reallocated among the Company's ongoing plants, Consumers' plants and the Glenshaw plant in order to maximize machine capability and geographic proximity to customers. In each case, the entity shifting its existing production or responsible for the new business will receive a market-based commission from the entity to whom the existing production or new business was shifted.

         The Company's manufacturing facilities are generally located in geographic proximity to its customers due to the significant cost of transportation and the importance of prompt delivery to customers. Most of the Company's production is shipped by common carrier to customers generally within a 300-mile radius of the plant in which it is produced.

SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns adversely affect profitability during the first and fourth quarters. The Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

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

         All of the Company's glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at its manufacturing facilities. Backup systems are in place at most facilities to permit the use of fuel oil or propane should that become necessary. Electricity is used in certain instances for enhanced melting. The Company expects to be continually involved in programs to conserve and reduce its consumption of fuel. Although natural gas remains generally less expensive than electricity, prices for natural gas have fluctuated in recent years. Prices have declined in 1999 and are expected to remain under 1998 levels. While certain of these energy sources may become increasingly in short supply, or subject to governmental allocation or excise taxes, the Company cannot predict the effects, if any, of such events on its future operations. In addition, the Company utilizes a natural gas risk management program to hedge future requirements and to minimize fluctuation in the price of natural gas.


COMPETITION

         The glass container industry is a mature, low growth industry. This low growth combined with excess capacity in the industry have made pricing an important competitive factor. In addition to price, Anchor and the other companies in the glass container manufacturing industry compete on the basis of quality, reliability of delivery and general customer service. The Company's principal competitors are Owens-Brockway Glass Container, Inc. ("Owens') and Ball-Foster Glass Container Co., L.L.C. ("Ball-Foster"). These competitors are larger and have greater financial and other resources than the Company. The glass container industry in the United States is highly concentrated, with the three largest producers in 1998, which included Anchor, estimated to have accounted for 95% of 1998 domestic volume by management's estimate. Owens has a relatively large research and development staff and has in place numerous technology licensing agreements with other glass producers, including the Company. See "--Intellectual Property."

         The Company's business consists exclusively of the manufacture and sale of glass containers. Certain other glass container manufacturers engage in more diversified business activities than the Company (including the manufacture and sales of plastic and metal containers). In addition, plastics and other forms of alternative packaging have made substantial inroads into the container markets in recent years and will continue to affect demand for glass container products. Competitive pressures from alternative forms of packaging, including plastics, as well as consolidation in the glass container industry, have resulted in excess capacity and have led to severe pricing pressures on glass container manufacturers. Although the Company believes that the market shift from glass to alternative containers is substantially complete and that glass containers will maintain a leading position in the high-end food and beverage segments due primarily to the premium image of glass containers, no assurances can be given that the Company will not lose further market share to alternative container manufacturers. Further, management believes that consistent productivity improvements among glass and glass alternatives can be expected to decrease capacity utilization rates for the industry or result in additional plant closures.

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

INTELLECTUAL PROPERTY

         Pursuant to a Technology Assistance and License Agreement between Owens and Consumers, the Company is entitled to use patents, trade secrets and other technical information of Owens relating to glass manufacturing technology. The agreement, entered into in February 1997, provides for a term of up to ten years. In addition, the Company has entered into a glass technology agreement with Heye-Glas International for a term of ten years, expiring December 31, 2008.

         While the Company holds various patents, trademarks and copyrights of its own, it believes its business is not dependent upon any one of such patents, trademarks or copyrights.

EMPLOYEES

         As of February 28, 1999, the Company employed approximately 3,000 persons on a full-time basis. Approximately 500 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, Glass Molders, Pottery, Plastics and Allied Workers (the "GMP"), which represents approximately 90% of the Company's hourly employees, and the American Flint Glass Workers Union (the "AFGWU"), which represents approximately 10% of the Company's hourly employees. The Company's two labor contracts with the GMP and its two labor contracts with the AFGWU have three year terms expiring on March 31, 1999 and August 31, 1999, respectively. Negotiations are presently being conducted with the GMP and no contract offer has been advanced. If no satisfactory agreement is reached and work stoppage ensues, the Company believes its cash position in the near term will be sufficient to continue operations on a reduced basis.

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

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

         Environmental Regulation and Compliance. The Company's operations are subject to increasingly complex and detailed Federal, state and local laws and regulations including, but not limited to, the Federal Water Pollution Control Act of 1972, as amended, the U.S. Clean Air Act, as amended, and the Federal Resource Conservation and Recovery Act, as amended, that are designed to protect the environment. Among the activities subject to regulation are the disposal of checker slag (furnace residue usually removed during furnace rebuilds), the disposal of furnace bricks containing chromium, the disposal of waste, the discharge of water used to clean machines and cooling water, dust produced by the batch mixing process, underground storage tanks and air emissions produced by furnaces. In addition, the Company is required to obtain and maintain permits in connection with its operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. The Company believes it is in material compliance with applicable environmental laws and regulations. It is difficult to predict the future development of such laws and regulations or their impact on future earnings and operations, but the Company anticipates that these standards will continue to require increased capital expenditures. There can be no assurance that material costs or liabilities will not be incurred.

         Certain environmental laws, such as CERCLA or Superfund and analogous state laws provide for strict, joint and several liability for investigation and remediation of releases of hazardous substances into the environment. Such laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. There can be no assurance that the Company or entities for which it may be responsible will not incur such liability in a manner that could have a material adverse effect on the financial condition or results of operations of the Company. See Item 3. Legal Proceedings.

         Capital expenditures required for environmental compliance were approximately $1.2 million for 1998 and are anticipated to be approximately $1.5 million annually in 1999 and 2000. However, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future.

         Employee Health and Safety Regulations. The Company's operations are subject to a variety of worker safety laws. OSHA and analogous laws mandate general requirements for safe workplaces for all employees. The Company believes that it is operating in material compliance with applicable employee health and safety laws.

         Deposit and Recycling Legislation. Over the years, legislation had been introduced at the Federal, state and local levels requiring a deposit or tax, or impose other restrictions, on the sales or use of certain containers, particularly beer and carbonated soft drink containers. Several states have enacted some form of deposit legislation. The enactment of additional laws or comparable administrative actions that would require a deposit on beer or soft drink containers, or otherwise restrict their use, could have a material adverse effect on the Company's business. In jurisdictions where deposit legislation has been enacted, the consumption of beverages in glass bottles has generally declined due largely to the preference of retailers for handling returned cans and plastic bottles. Container deposit legislation continues to be considered from time to time at various governmental levels.

         In lieu of this type of deposit legislation, several states have enacted various anti-littering recycling laws that do not involve the return of containers to retailers. The use of recycled glass, and recycling in general, are not expected to have a material adverse effect on the Company's operations.

ITEM 2.  PROPERTIES.

         The Company's administrative and executive offices are located in Tampa, Florida. The Company owns and operates nine glass manufacturing plants. The Company also leases a building located in Streator, Illinois, that is used as a machine shop to rebuild glass-forming related machinery and one mold shop located in Zanesville, Ohio, as well as additional warehouses for finished products in various cities throughout the United States. Substantially all of the Company's owned and leased properties are pledged as collateral securing the Company's obligations under the First Mortgage Notes and the related indenture.

         As part of its long-term business strategy, the Company closed its Houston plant effective as of February 1997 and its Dayville plant effective as of April 1997. Also in 1997, two furnaces and five machines had been removed from service, one furnace and one machine at the Company's Jacksonville plant and one furnace and four machines at its Connellsville plant. In December 1998, one furnace and one machine was removed from service at the Jacksonville plant. In addition, management will continue to monitor business conditions and utilization of plant capacity to determine the appropriateness of further plant closings.

         The following table sets forth certain information about the facilities owned and being operated by the Company as of February 28, 1999. In addition to these locations, Keyser, West Virginia, Gas City, Indiana, Cliffwood, New Jersey, Royersford, Pennsylvania, Chattanooga, Tennessee, Houston, Texas and Dayville, Connecticut are closed plants that are part of the collateral securing the First Mortgage Notes and the Company's obligations under the related indenture.


                                               NUMBER OF  NUMBER OF        BUILDING AREA
        LOCATION                               FURNACES   MACHINES         (SQUARE FEET)
        --------                               --------   --------        -------------
        Operating Plants:
             Jacksonville, Florida (1)            2         4                 624,000
             Warner Robins, Georgia               2         8                 864,000
             Lawrenceburg, Indiana                1         4                 504,000
             Winchester, Indiana                  2         6                 627,000
             Shakopee, Minnesota                  2         6                 360,000
             Salem, New Jersey (2)                3         6                 733,000
             Elmira, New York                     2         6                 912,000
             Henryetta, Oklahoma                  2         6                 664,000
             Connellsville, Pennsylvania (3)      2         4                 624,000

----------------

1) The Company removed one furnace and one machine from production at this facility in December 1998 and removed one furnace and one machine from production in February 1997.
2) A portion of the site on which this facility is located is leased pursuant to several long-term leases.
3) The Company removed one furnace and four machines from production at this facility in February 1997.

         Headquarters Lease. The Company entered into a lease in January 1998 pursuant to which the Company leases a portion of the headquarters facility for an initial term of ten years.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company's current understanding of the relevant facts and law.

         The Company is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Old Anchor was named as a potentially responsible party (a "PRP") under CERCLA with respect to a number of sites. Of these sites, the Company has assumed responsibility with respect to four sites that are currently active. While the Company may be jointly and severally liable for costs related to these sites, in most cases, it is only one of a number of PRP's who are also jointly and severally liable. With respect to the four currently active sites for which the Company has assumed responsibility, the Company estimates that its share of the aggregate cleanup costs of such sites should not exceed $2.0 million, and that the likely range after taking into consideration the contributions anticipated from other potentially responsible parties could be significantly less. However, no assurance can be given that the cleanup costs of such sites will not exceed $2.0 million or that the Company will have these funds available. The Company has established reserves for environmental costs which it believes are adequate to address the anticipated costs of remediation of these operated and closed facilities and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were brought to a vote of security holders in the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common equity securities consist of Classes A, B and C Common Stock and Series A and Series B Preferred Stock (collectively, the "Securities"). There is no established public trading market for any of the Securities. BT Alex. Brown is currently making a market in the Series A Preferred Stock, the Class A and Class C Common Stock (collectively, the "Quoted Securities") on the NASD's OTC Electronic Bulletin Board, an automated quotation system. However, BT Alex. Brown is not obligated to do so and may discontinue any market making at any time without notice. Moreover, there can be no assurance of the liquidity of any markets that may develop for the Quoted Securities, of the ability of the holders of the Quoted Securities to sell such Securities, or of the price at which holders of the Quoted Securities would be able to sell such securities. The high and low prices since commencement of quotation on the OTC Electronic Bulletin Board follow:

                                                                High            Low
                                                                ----            ---
                  Class A Common Stock
                      3rd Quarter of 1998                      $ 5.00         $ 5.00
                      4th Quarter of 1998                        5.00           5.00

                  Class C Common Stock
                      3rd Quarter of 1998                         N/A            N/A
                      4th Quarter of 1998                         N/A            N/A

                  Series A Preferred Stock
                      3rd Quarter of 1998                      $40.00         $14.00
                      4th Quarter of 1998                       25.44          15.00

         Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Neither the Series B Preferred Stock nor the Class B Common Stock is listed or quoted on any securities exchange or automated system and the Company has no intention of listing either security.

         As of February 12, 1999, there were 1,979 registered holders of 2,239,320 shares of Series A Preferred Stock, which are convertible into 9,330,500 shares of Class A Common Stock; one registered holder of 3,907,159 shares of Series B Preferred Stock, which are convertible into 17,759,814 shares of Class B Common Stock; 1,546 registered holders of Class A Common Stock; one registered holder of Class B Common Stock; and 550 registered holders of Class C Common Stock. See "Item 12. Principal Stockholders." As of February 12, 1999, 2,825,858 shares of Class C Common Stock, which are nonvoting until February 5, 2000, and of which 718,015 were issued pursuant to the Settlement, are issuable upon the exercise of currently exercisable warrants. These warrants are held by two institutional investors and certain creditors of Old Anchor. In addition, pursuant to the Settlement, there are 267,874 shares of Class A Common Stock and 525,000 shares of Class B Common Stock issuable upon the exercise of currently exercisable warrants held by certain creditors of Old Anchor and an affiliate of Consumers U.S., respectively.

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

RECENT SALES OF UNREGISTERED SECURITIES


         On various dates since January 1997, the Company sold and issued 902,615 shares of Class B Common Stock, valued at $5.00 per share, and 3,907,159 shares of Series B Preferred Stock (including the issuance of shares paid in kind as dividends), valued at $25.00 per share, and warrants currently exercisable for 525,000 shares of Class B Common Stock. These shares and warrants were issued in an offering not involving a public offering pursuant to
Section 4 (2) of the Securities Act to Consumers U.S. and an affiliate of Consumers U.S. As a condition to each of the above sales, the purchaser consented to placement of a restrictive legend on the certificate representing the securities.

         In connection with the Anchor Acquisition, the Company issued: (i) 490,898 shares of Class A Common Stock, valued at $5.00 per share, and 1,879,320 shares of Series A Preferred Stock, valued at $25.00 per share, to Smith Barney Inc., as escrow agent for certain creditors of Old Anchor, (ii) an aggregate of 360,000 shares of Series A Preferred Stock, valued at $25.00 per share, to the defined benefit plans maintained by Old Anchor and assumed by the Company in the Anchor Acquisition and (iii) warrants exercisable for 2,107,843 shares of Class C Common Stock, valued at $5.00 per share, to two institutional purchasers as compensation for providing the interim financing for the Anchor Acquisition and the refinancing thereof with the First Mortgage Notes. The warrants for Class C Common Stock were issued in an offering not involving a public offering pursuant to Section 4 (2) of the Securities Act. As a condition to such sales, the purchasers consented to a placement of a restrictive legend on the certificates representing the warrants. All of the shares of Class A Common Stock and Series A Preferred Stock issued to Old Anchor were issued in reliance on the exemption from the registration requirements of the Securities Act contained in Section 1145 of the Bankruptcy Code.

         In April 1997, the Company issued $150.0 million aggregate principal amount of the 11 1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") to two initial purchasers, both of whom were "accredited investors" as that term is defined in Regulation D of the Securities Act, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated thereunder. The initial purchasers resold the First Mortgage Notes to a group of "qualified institutional buyers" (as that term is used in Rule 144A under the Securities Act) in reliance on the exemptions from the registration requirements of the Securities Act provided by Rule 144A and Regulation S under the Securities Act. These securities were subsequently exchanged by the Company for securities with comparable terms which had been registered under the Securities Act.

         In March 1998, the Company issued $50.0 million aggregate principal amount of the Senior Notes to two initial purchasers, both of whom were "accredited investors" as that term is defined in Regulation D of the Securities Act, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated thereunder. The initial purchasers resold the Senior Notes to a group of "qualified institutional buyers" (as that term is used in Rule 144A under the Securities
Act) in reliance on the exemptions from the registration requirements of the Securities Act provided by Rule 144A and Regulation S under the Securities Act. These securities were subsequently exchanged by the Company for securities with comparable terms which had been registered under the Securities Act.

         In connection with the Settlement, in June 1998, the Company issued warrants for the purchase of 332,844 and 892,152 shares of Class A and Class C Common Stock, respectively. These warrants are currently exercisable and do not require any payment upon exercise. The warrants were issued in reliance on the exemption from the registration requirements of the Securities Act contained in
Section 1145 of the Bankruptcy Code.

ITEM 6.  SELECTED FINANCIAL DATA.

                       SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth certain historical financial information of the Company. The selected financial data for the year ended December 31, 1998 and the period from February 5, 1997 to December 31, 1997 has been derived from the Company's audited financial statements included elsewhere in the Form 10-K. The following information should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                       YEAR ENDED             PERIOD FROM
                                                        DECEMBER 31,        FEBRUARY 5, 1997 TO
                                                            1998            DECEMBER 31, 1997(1)
                                                    --------------------------------------------
                                                      (dollars in thousands, except per share)

STATEMENT OF OPERATIONS DATA:
Net sales                                                $ 643,318                $ 569,441
Cost of products sold                                      594,256                  523,709
Restructuring charges                                        4,400                       --
Selling and administrative expenses                         30,246                   25,120
                                                         ---------                ---------
Income from operations                                      14,416                   20,612
Other income (expense), net                                  2,912                   (2,602)
Interest expense                                           (27,098)                 (18,281)
                                                         ---------                ---------
Loss before extraordinary item                              (9,770)                    (271)
Extraordinary item(2)                                           --                  (11,200)
                                                         ---------                ---------
Net loss                                                 $  (9,770)               $ (11,471)
                                                         =========                =========
Preferred stock dividends                                $ (13,037)               $ (11,302)
                                                         =========                =========
Loss before extraordinary item applicable to common
   stock                                                 $ (22,807)               $ (11,573)
                                                         =========                =========
Loss applicable to common stock                          $ (22,807)               $ (22,773)
                                                         =========                =========
Basic net loss per share applicable to common stock
  before extraordinary item                              $   (5.12)               $   (3.62)
                                                         =========                =========
Basic net loss per share applicable to common stock      $   (5.12)               $   (7.11)
                                                         =========                =========

BALANCE SHEET DATA (at end of period):
Accounts receivable                                      $  86,846                $  56,940
Inventories                                                104,329                  120,123
Total assets                                               640,962                  614,730
Total debt                                                 253,922                  163,793
Total stockholders' equity                                  67,938                   73,074

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities      $ (14,511)               $  25,483
Net cash used in investing activities                      (50,870)                (257,255)
Net cash provided by financing activities                   68,427                  232,832
Depreciation and amortization                               53,881                   51,132
Capital expenditures                                        42,288                   41,634


---------------------

1) The Anchor Acquisition was consummated on February 5, 1997.
2) Extraordinary item in the period from February 5, 1997 to December 31, 1997 resulted from the write-off of financing costs related to debt extinguished.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company and Owens-Brockway Glass Container Inc. acquired substantially all of the assets of, and assumed certain liabilities, of Anchor Glass Container Corporation ("Old Anchor"), now being liquidated in a proceeding under Chapter 11 of the U.S. Bankruptcy Code of 1978, as amended. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, the Company had no operations. As a result, the following discussion represents activity for the year ended December 31, 1998 and the period from February 5, 1997 to December 31, 1997 (the "1997 Period"). Accordingly, operations for the Company for the 1997 Period are not directly comparable to operations for the year ended 1998.


     RESULTS OF OPERATIONS

         Net Sales. Net sales for the year ended 1998 were $643.3 million, or approximately $12.4 million per week, compared to $569.4 million, or approximately $12.1 million per week, for the 1997 Period. This slight increase in net sales was principally as a result of higher sales of beer and tea products in 1998 as compared to the 1997 Period. The continued shift in product mix in 1998 towards higher volume, lower margin products has unfavorably impacted margins, as noted below. Also, despite operating at near full manufacturing capacity, the industry has experienced significant pricing pressures, unfavorably affecting margins.

         Cost of Products Sold. The Company's cost of products sold for the year ended December 31, 1998 was $594.3 million (or 92.4% of net sales), while the cost of products sold for the 1997 Period was $523.7 million (or 92.0% of net sales). The slight increase in the percentage of cost of products sold for 1998, as compared with 1997, reflects higher freight costs and the impact of increased sales of lower margin items, offset by more favorable employee benefit costs, particularly in the areas of pensions and health insurance, as the result of favorable claims and census experience, which may be non-recurring. This variation also reflects the impact of costs related to the delay and start-up of a rebuilt furnace and machine rebuilds at one manufacturing plant, originally scheduled for December 1997 but completed in February 1998, and is partially offset by the cost savings associated with the closing of the Dayville, Connecticut plant effective during the second quarter of 1997. Additionally, a modification in the handling of mold replacement parts resulted in an approximate $3.5 million increase in costs in 1998.

         Restructuring Charges. In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace was closed December 1998 and approximately 100 hourly employees were terminated. The Company recorded a restructuring charge of $4.4 million in 1998. Of this total charge, approximately $2.3 million relates to operating lease exit costs, approximately $0.9 million represents closing and other costs and approximately $0.8 million relates to the write-down of certain equipment to net realizable value. This plan was announced in October 1998 and, as a result, the Company recorded $0.4 million of the total restructuring charge in the fourth quarter of 1998 related to certain employee costs.

         Selling and Administrative Expenses. Selling and administrative expenses for the year ended December 31, 1998 were $30.2 million (or 4.7% of net sales) while expenses for the 1997 Period were approximately $25.1 million (or 4.4% of net sales). This slight increase in selling and administrative expenses as a percentage of net sales reflects slightly higher personnel costs as the Company augmented its management team in the second half of 1997 and expenditures in connection with Year 2000 compliance, offset by focused reductions in other selling and administrative categories.

         Interest Expense. Interest expense for 1998 was approximately $27.1 million compared to $18.3 million in the 1997 Period, an increase on a comparable basis of 34.0%. On March 16, 1998, the Company completed an offering of an aggregate principal amount of $50.0 million of its Senior Notes issued under an

Indenture dated as of March 16, 1998, among the Company, Consumers U.S., Inc. and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under the Revolving Credit Facility during 1998, as compared to 1997.

         Net Loss. The Company had a net loss in the year ended 1998 of approximately $9.8 million, including the restructuring charge of $4.4 million, compared to a net loss in the 1997 Period of approximately $11.5 million, including an extraordinary loss of approximately $11.2 million as result of the write-off of certain financing fees in connection with the refinancing of the Anchor Loan Facility.

     LIQUIDITY AND CAPITAL RESOURCES

         In 1998, operating activities consumed $14.5 million in cash as compared to $25.5 million of cash provided in the 1997 Period. This increase in cash consumed reflects adjustments for changes in working capital items and the higher loss before the restructuring charge in the year ended 1998 as compared with the loss before the extraordinary item in the 1997 Period. The balance of trade related accounts receivable increased approximately $29.9 million from year-end 1997 primarily reflecting higher intercompany receivable balances carried by the Company and the impact of credit terms of certain customers. The intercompany receivable balances were substantially paid in February 1999. The balance of accounts payable decreased approximately $10.6 million from the 1997 year-end partially as a result of the increase in cash from other financing activities, allowing the Company to take advantage of available cash discounts. In addition, trade payables were higher in December 1997, due to the furnace and machine rebuilds noted above. Cash consumed in investing activities in 1998 and the 1997 Period were $50.9 million and $257.3 million, respectively, principally reflecting the capital expenditures and payment in respect of strategic alliances with customers in 1998 and 1997 and the cash component of the Anchor Acquisition in the 1997 Period. In February 1997, the Company contributed $9.0 million in cash to the Company's defined benefit pension plans. Also, as a result of the valuation performed by an independent appraiser of the Series A Preferred Stock contributed to the plans, which was completed in November 1997, the Company made an additional pension contribution of $0.7 million in cash in March 1998. Capital expenditures in 1998 and 1997 were $42.3 million and $41.6 million, respectively.

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Revolving Credit Facility"). At March 18, 1999, advances outstanding under the Revolving Credit Facility were $59.1 million, outstanding letters of credit on this facility were $11.3 million and the borrowing availability was $20.4 million.

         Cash from financing activities increased in 1998 by $68.4 million principally reflecting the issuance of the Senior Notes in March 1998 and borrowings under the Revolving Credit Facility.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase the controlling interest in a European glass manufacturer and had advanced $17.3 million toward that end. This amount was funded by G&G through an advance from the Company of approximately $17.3 million in September 1998. The advance is evidenced by a promissory note which originally matured in January 1999. This advance was permitted through an amendment to the intercompany agreement, which was approved by the Company's Board of Directors. Management extended the maturity of the promissory note to March 31, 1999, and currently has an agreement in principle to further extend the maturity to May 15, 1999. The funds were obtained through borrowings under the Revolving
Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2%. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the sellers are obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date, and will upon receipt, repay the advance from the Company. Discussions are continuing, but as of this date outstanding issues have not been resolved. Failing a resolution of the issues or a repayment of the advance, G&G intends to begin an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         In 1998, the Company advanced $950 to Consumers, which was repaid in February 1999.

         On March 16, 1998, the Company completed an offering of the Senior Notes. The Senior Notes are unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company and equal with all existing and future senior indebtedness of the

Company. Proceeds from the issuance of the Senior Notes were used for growth capital expenditures and general corporate purposes.

         The indentures covering the $150,000 aggregate principal amount of First Mortgage Notes and the Senior Notes contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility contains other and more restrictive covenants, including certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, such as a minimum working capital ratio, a minimum consolidated net worth and a minimum interest coverage ratio.

         The level of the Company's indebtedness could have important consequences, including:

         - a substantial portion of the Company's cash flow from operations must be dedicated to debt service,

         - the Company's ability to obtain additional future debt financing may be limited and

         - the level of indebtedness could limit the Company's flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in 1999, including interest expense on the First Mortgage Notes, the Senior Notes and the Revolving Credit Facility and capital expenditures of approximately $50.0 million (a portion of which will be leased). Because of a change, effective January 1, 1998, to the market value asset valuation method for determining pension plan contributions, no pension contributions will be required in 1999 with respect to either current funding or past underfundings. Peak cash needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through 1999 are expected to be funds derived from operations, borrowings under the Revolving Credit Facility, payment of intercompany receivables (which occurred in February 1999) and proceeds from sales of discontinued manufacturing facilities.

         Management believes that the cash flows discussed above, will provide adequate funds for the Company's working capital needs and capital expenditures. Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, some of which are beyond the Company's control.

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

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. The Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

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

         The upgrade of certain hardware, including the personal computer-based environment was completed in December 1998. The primary accounting software applications have been upgraded to a Year 2000 certified compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, is expected to be completed in the third quarter of 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues.

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

         The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to the failure of such suppliers to remediate their own Year 2000 problems. The Company is currently in the process of grading the responses from low to high risk. In addition, although many of the Company's customers have been communicating with the Company regarding Year 2000 issues, the Company has not made any formal assessment of the effect which the failure of its larger customers to remediate their own Year 2000 problems could have on the Company's operations. Despite, these efforts, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, or that a failure to remediate by one or more of the Company's customers or suppliers would not have a material adverse effect on the Company. Because we have not yet completed our overall assessment of Year 2000 issues as they relate to customers or vendors, we have not formulated contingency plans in their entirety or determined the costs of these plans. The Company expects to complete its contingency plan by the third quarter of 1999 and will continue to evaluate and modify its planning as required by events and circumstances as they emerge.

         Expenditures for Year 2000 compliance will approximate $2.0 million in the aggregate in 1998 and 1999, of which approximately $1.0 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher.

     NEW ACCOUNTING STANDARDS

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

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, statements concerning:

         -  the Company's liquidity and capital resources,

         - the Company's debt levels and ability to obtain financing and service debt,

         -  competitive pressures and trends in the glass container industry,

         -  prevailing interest rates,

         -  legal proceedings and regulatory matters, and

         -  general economic conditions.

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                         Page No.
                                                                                         --------
               Index to Financial Statements of New Anchor                                  F-1

                   Report of Independent Public Accountants                                 F-2

                   Statements of Operations and Other Comprehensive Income Year
                     ended December 31, 1998 and the Period from February 5, 1997
                     to December 31, 1997                                                   F-3

                   Balance Sheets-
                     December 31, 1998 and 1997                                             F-4

                   Statements of Cash Flows -
                     Year ended December 31, 1998 and the
                     Period from February 5, 1997 to December 31, 1997                      F-6

                   Statements of Stockholders' Equity -
                     Year ended December 31, 1998 and the
                     Period from February 5, 1997 to December 31, 1997                      F-8

                   Notes to Financial Statements                                            F-10

               Index to Financial Information of Old Anchor                                 H-1

                   Report of Independent Public Accountants                                 H-2

                   Consolidated Statements of Operations Period from January 1,
                     1997 to February 4, 1997 and Year ended December 31, 1996              H-3

                   Consolidated Balance Sheets -
                     February 4, 1997 and December 31, 1996                                 H-4

                   Consolidated Statements of Cash Flows Period from January 1,
                     1997 to February 4, 1997 and Year ended December 31, 1996              H-6

                   Consolidated Statements of Stockholder's Equity (Deficiency
                     in Assets)- Period from January 1, 1997 to February 4, 1997
                     and Year ended December 31, 1996                                       H-8

                   Notes to Consolidated Financial Statements                               H-9

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         Old Anchor's consolidated balance sheet as of December 31, 1996 and its consolidated statements of operations, cash flows and stockholder's equity (deficiency in assets) for the year ended December 31, 1996 included in this Form 10-K have been previously audited by Deloitte & Touche LLP ("Deloitte"), independent accountants to Old Anchor (whose report disclaimed an opinion on the 1996 consolidated financial statements of Old Anchor and included explanatory paragraphs referring to the bankruptcy proceedings of Old Anchor and to the remaining deficiency in assets after the sale of substantially all of the assets and business of Old Anchor and the substantial doubt that it raised relative to the ability of Old Anchor to continue as a going concern). Pursuant to the Asset Purchase Agreement, the purchase price for the Anchor Acquisition was subject to adjustment based on an audited balance sheet (the "Closing Balance Sheet") and the parties were in settlement negotiations regarding the appropriate adjustment. As Deloitte was engaged to audit the Closing Balance Sheet (however, an audit opinion had not been issued) and continues to be the independent accountants to Old Anchor, Old Anchor informed the Company that it was inappropriate for Deloitte to provide its consent to the use of its audit report for this period. Accordingly, Arthur Andersen LLP audited the financial statements of Old Anchor for this period. There have not been any disagreements with Deloitte on any matter of accounting principles, financial statement disclosure or auditing scope or procedures.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Directors and Executive Officers. The following table sets forth certain information regarding each of the Company's directors and executive officers.

      NAME                           AGE    POSITION
      ----                           ---    --------
      John J. Ghaznavi               63     Chairman, Chief Executive Officer and Director
      Richard M. Deneau              52     President and Chief Operating Officer and Director
      M. William Lightner, Jr.       64     Senior Vice President-Finance, Chief Financial Officer,
                                            Treasurer and Director
      David T. Gutowski              51     Senior Vice President-Administration and Director
      C. Kent May                    59     Senior Vice President, General Counsel, Secretary and
                                            Director
      Roger L. Erb                   56     Senior Vice President-Operations
      Gordon S. Love                 49     Senior Vice President-Sales and Marketing
      Paul H. Farrar                 64     Director
      Steven J. Friesen              53     Director
      Christopher M. Mackey          39     Director
      Robert C. Ruocco               40     Director
      William J. Shaw                55     Director
      Myron M. Sheinfeld             69     Director
      H. Denton Baker                55     Vice President, Controller
      Eugene K. Pool                 63     Vice President, Associate General Counsel and Assistant
                                            Secretary
      John F. Robichaud              53     Vice President-Order Management and Scheduling Logistics

         Term of Office. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until such officer's successor is chosen and qualified.

         John J. Ghaznavi became Chairman of the Board and Chief Executive Officer of the Company in January 1997. He has been Chairman and Chief Executive Officer and a director of each of Consumers, Glenshaw and G&G since 1993, 1988 and 1987, respectively. Mr. Ghaznavi is currently a member of the Board of Directors of the Glass Packaging Institute.

         Richard M. Deneau assumed his duties as President and Chief Operating Officer of the Company in July 1997 and as a director in June 1998. From January 1996 until June 1997, Mr. Deneau was Senior Vice President and Chief Operating Officer of Ball-Foster. From October 1992 to January 1996, he was Senior Vice President in charge of domestic beverage can operations of American National Can Company. Prior to October 1992, Mr. Deneau was Senior Vice President of Sales at American National Can Company's division and the predecessor of Ball-Foster, Foster Forbes ("Foster-Forbes").

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

         David T. Gutowski joined the Company in January 1997 as a director and as a Vice President and became Vice President-Administration in March 1997 and Senior Vice President-Administration in June

1997. He has been a director of Consumers since 1993. Mr. Gutowski served as Treasurer and Chief Financial Officer of G&G since 1988.

         C. Kent May became a director of the Company in January 1997 and became Vice President, General Counsel and Secretary of the Company in March 1997. He became Senior Vice President in June 1997. Mr. May has served as a director of Consumers since 1993 and he was appointed General Counsel of Consumers in March 1997. Mr. May has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1964, and served as the managing partner of such firm from 1991 to 1996.

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

         Steven J. Friesen became a director of the Company in June 1998. Mr. Friesen has been Vice Chairman of G&G since September 1997. For the two years prior to joining G&G he was an independent consultant and managed his own investments. Prior thereto he was Chief Executive Officer of the Foster Forbes Glass Division of American National Can.

         Christopher M. Mackey became a director of the Company in June 1998. Mr. Mackey has been President and Co-Chairman of the Board of Directors of CMS Advisors, Inc., an investment company, since 1992.

         Robert Ruocco became a director of the Company in November 1998. From 1993, Mr. Ruocco has served as general partner for Carl Marks Management Company, L.P., an investment advisor for private investment partnerships and managed accounts. He also serves as a member of the board of directors for Seaman Furniture Company, Inc., Sport & Health Company, L.C. and Tejon Ranch Company.

         William J. Shaw became a director of the Company in June 1998. Mr. Shaw has been Chairman, President and Chief Executive Officer of Thousand Trails, Inc., the owner/manager of recreational campgrounds, since May 1995. He also served as President and Chief Executive Officer of Ameriscribe, Inc., a data management firm from 1989 to 1994.

         Myron M. Sheinfeld became a director of the Company in November 1998. Mr. Sheinfeld is counsel to the law firm of Sheinfeld, Maley & Kay, P.C. since 1997. He also serves as member of the board of directors of Nabors Industries, Inc. and a trustee of Third Avenue Trust Fund Series.

         H. Denton Baker joined the Company in November 1998 as Vice President, Controller. From 1993 until November 1998 he was Vice President, Finance and Chief Financial Officer for Laird Plastics, Inc., a wholly-owned subsidiary of Laird Group PLC.

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

BOARD OF DIRECTORS OF THE COMPANY

         Classification of Board. Pursuant to the Amended and Restated Certificate of Incorporation (the "Restated Charter") of the Company, until February 5, 2000, the holders of the Class A Common Stock are entitled to elect four directors (the "Class A Directors") and the holders of the Class B Common Stock are entitled to elect seven directors (the "Class B Directors"). Messrs. Mackey, Ruocco, Shaw and Sheinfeld are Class A Directors. Messrs. Ghaznavi, Deneau, Lightner, Gutowski, Farrar, Friesen and May are Class B Directors.

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

         Until February 5, 2000, Class A Directors may be removed with or without cause only by the holders of Class A Common Stock and Class B Directors may be removed with or without cause only by the holders of Class B Common Stock. Thereafter, all classes of Common Stock (as defined) of the Company will be consolidated on a one to one share basis into one class of Common Stock (the "Consolidated Common Stock"). Upon such consolidation, all holders of Consolidated Common Stock will have the same voting and other rights, including the right to vote in the general election of directors. In addition, upon the consolidation, pursuant to the Bylaws of the Company (the "Bylaws"), Directors may be removed only with cause by the affirmative vote of the holders of 75% of the outstanding shares of the Consolidated Common Stock.

         The foregoing provisions of the Restated Charter and the Bylaws are subject to the rights, if any, of any series of preferred stock of the Company to elect additional Directors under circumstances specified in the certificate of designation relating to such preferred stock.

         Officers of the Company serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that during the fiscal year, no director, officer, or beneficial owner of more than ten percent of any class of registered equity securities of the Company failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Included in the table below, is compensation awarded to, earned by or paid, during the year ended December 31, 1998 and the period from February 5, 1997 to December 31, 1997, to the Company's Chief Executive Officer and the six most highly compensated executive officers who were serving as officers at the end of 1998.

                                                              Annual Compensation
                                                  ------------------------------------------------
                                                                                (2) (3) (4) All
 Name and Principal Position            Year      Salary ($)        Bonus ($)   Other Compensation
---------------------------             ----     -----------       ----------  -------------------

John J. Ghaznavi
   Chairman, Chief Executive            1998      $     --         $     --          $    --
   Officer (1)                          1997      $     --         $     --          $    --

Richard M. Deneau
   President, Chief Operating           1998      $350,040         $115,012          $26,970
   Officer                              1997       246,703               --           23,991

Roger L. Erb
   Senior Vice President-               1998      $200,040         $ 80,012          $15,283
   Operations                           1997       142,413               --              625

David T. Gutowski
   Senior Vice President-               1998      $200,040         $ 60,012          $ 7,200
   Administration                       1997       171,701(6)            --           42,091

M. William Lightner
   Senior Vice President-Finance        1998      $200,040         $ 60,012          $73,883
   Chief Financial Officer, Treasurer   1997       141,695(5)            --           10,971

C. Kent May
   Senior Vice President-General        1998      $200,040         $ 60,012          $    --
   Counsel and Secretary                1997       153,419               --               --

Gordon S. Love
   Senior Vice President-               1998      $200,040         $ 60,012          $26,644
   Sales and Marketing                  1997       132,413               --            2,884

-----------------

(1) Mr. Ghaznavi received no compensation from the Company. The Company is a party to a Management Agreement with G&G, whereby, G&G provides specified managerial services for the Company and is entitled to receive an annual management fee of up to $3.0 million.
(2) Information provided in the column labeled "All other compensation" for 1998 includes moving expenses paid by the Company for: Mr. Deneau - $19,770; Mr. Erb - $8,083; Mr. Lightner - $66,717; and Mr. Love - $19,444.
(3) Information provided in the column labeled "All other compensation" for 1998 includes the Company's contributions under the Company's 401(K) plan for: Mr. Deneau - $7,200; Mr. Erb - $7,200; Mr. Gutowski - $7,200; Mr.
     Lightner - $7,166; and Mr. Love - $7,200.
(4) Information provided in the column labeled "All other compensation" for 1997 includes moving expenses paid by the Company.
(5) In addition to the above, Mr. Lightner received a salary from G&G in 1997 of $58,305. Mr. Lightner also, received a bonus of $54,155 from Consumers, earned in 1997, paid in the following year.
(6) In addition to the above, Mr. Gutowski received a salary from G&G in 1997 of $58,305.

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

DIRECTOR AND EMPLOYEE INCENTIVE STOCK OPTION PLAN OF CONSUMERS

         The Director and Employee Incentive Stock Option Plan, 1996, as amended, of Consumers, permits Consumers to grant options to purchase common shares of Consumers to directors and employees of Consumers and any subsidiary or affiliate, including Anchor. Options may be granted to purchase an aggregate of 3,300,000 Common Shares of Consumers. Options to purchase 51,000 shares of Consumers Common Stock at an exercise price of $9.75 (Canadian dollars) in 1998 and 1,066,500 shares of Consumers Common Stock, at exercise prices that range from $9.65 to $13.50 (Canadian dollars) in 1997, were granted to all of the salaried employees of Anchor. Granted options have a term of ten years and vest one third each year over a three year period.

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company are entitled to receive an annual director's fee of $15,000. In addition, fees of $750 are paid to non-employee directors for each director's meeting and committee meetings attended unless more than one meeting is held on the same day, in which case the fee for attending each subsequent meeting is $500.

EMPLOYMENT CONTRACTS

         The Company does not, as a general rule, enter into employment agreements with its executive officers and/or other key employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The compensation committee is comprised of the entire board of directors, which includes the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Senior Vice
President-Administration and the Senior Vice President-General Counsel. Messrs. Ghaznavi and Farrar are also members of Consumers' compensation committee. Certain members of Consumers' board of directors also serve as executive officers and/or directors of Anchor, including Messrs. Ghaznavi, Farrar, Gutowski and May.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS OF COMPANY

         The following table sets forth information with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock (the "Voting Common Stock") as of February 28, 1999 by (i) each person who is known by the Company to beneficially own 5% or more of such Voting Common Stock, (ii) each Director of the Company, (iii) the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table and (iv) all current Directors and executive officers of the Company as a group. Until February 5, 2000, the Company's Class C Common Stock is non-voting. Except as discussed in the footnotes to the table for Christopher Mackey and Robert Ruocco, no director or executive officer of the Company owns or has the right to acquire any shares of Class C Common Stock. The number of shares in the table is rounded to the nearest whole share and the percentages are rounded to the nearest tenth of a percent.

                                                           CLASS AND AMOUNT OF
                                                               BENEFICIAL              PERCENTAGE              PERCENTAGE
                                                              OWNERSHIP(1)           (BY CLASS)(1)         (BOTH CLASSES)(1)
-----------------------------------------------------------------------------------------------------------------------------
                                                                     Primary
                                                                    and Fully                  Fully                    Fully
NAME(1)                                                Actual        Diluted      Primary     Diluted      Primary     Diluted
-------                                               ------        ---------     -------     -------      -------     -------
DIRECTORS AND EXECUTIVE OFFICERS:
John J. Ghaznavi(2)                                     --              --            --         --           --          --
Richard M. Deneau(3)                                    --              --            --         --           --          --
Roger L. Erb(4)                                         --              --            --         --           --          --
Paul H. Farrar(5)                                       --              --            --         --           --          --
Steven J. Friesen(6)                                    --              --            --         --           --          --
David T. Gutowski(7)                                    --              --            --         --           --          --
M. William Lightner(8)                                  --              --            --         --           --          --
Gordon S. Love(9)                                       --              --            --         --           --          --
Christopher M. Mackey(10)                             107,721       1,832,853       80.4       18.0         55.7         6.2
                                                      Class A        Class A
C. Kent May(11)                                         --              --            --         --           --          --
Robert C. Ruocco(12)                                   68,104       1,175,832       70.7       11.6         45.8         4.0
                                                      Class A        Class A
William J. Shaw                                         --              --            --         --           --          --
Myron M. Sheinfeld                                      --              --            --         --           --          --
All Directors and executive officers                  175,825       3,008,685       88.8       70.1         29.6        10.2
as a group(16 persons)(13)                            Class A        Class A
FIVE PERCENT STOCKHOLDERS
Anchor  Glass Container Corporation                     --          1,500,000       73.0       14.8         50.7         5.1
Service Retirement Plan(14)                           Class A
Smith Barney, as escrow agent for                     128,939       1,354,647       76.0       13.3         50.5         4.6
certain creditors of Old Anchor(15)                   Class A        Class A
                                                      902,615      18,662,429      100.0       97.3         97.1        63.6
Consumers U.S., Inc.(16)                              Class B        Class B
                                                        --           525,000        36.8        2.7         26.5         1.8
G&G Investments, Inc.(17)                                            Class B

-----------------

(1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of the Company. All primary share amounts and percentages reflect beneficial ownership determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into Voting Common Stock at the option of the holder currently or within 60 days of February 28, 1999, and that no other stockholder so converts. All fully diluted share amounts and percentages reflect beneficial ownership of Voting Common Stock determined on a fully diluted basis.

     All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be, as of February 28, 1999.
(2) Through G&G, Ghaznavi Canada, Inc. and other affiliates, Mr. Ghaznavi beneficially owns 21,619,584 shares of the voting common stock of Consumers, including 1,588,126 shares issuable upon the exercise of currently exercisable options. Mr. Ghaznavi is the controlling shareholder of G&G and Consumers U.S. G&G is also deemed to beneficially own shares of Class B Common Stock. See footnote (17).
(3) Mr. Deneau beneficially owns 38,333 shares of the voting common stock of Consumers, all of which are issuable upon the exercise of currently exercisable options.
(4) Mr. Erb beneficially owns 25,000 shares of the voting common stock of Consumers, all of which are issuable upon the exercise of currently exercisable options.
(5) Mr. Farrar beneficially owns 20,000 shares of the voting common stock of Consumers, including 15,000 shares issuable upon the exercise of currently exercisable options.
(6) Mr. Friesen beneficially owns 30,000 shares of the voting common stock of Consumers, all of which are issuable upon the exercise of currently exercisable options.
(7) Mr. Gutowski beneficially owns 131,300 shares of the voting common stock of Consumers, including 120,000 shares issuable upon the exercise of currently exercisable options.
(8) Mr. Lightner beneficially owns 143,800 shares of the voting common stock of Consumers, including 140,000 shares issuable upon the exercise of currently exercisable options, but not including 2,000 shares owned by Mr. Lightner's spouse with respect to which Mr. Lightner disclaims beneficial ownership.
(9) Mr. Love beneficially owns 15,000 shares of the voting common stock of Consumers, all of which are issuable upon the exercise of currently exercisable options.
(10) Includes 1,658,421 shares issuable upon conversion of 398,021 shares of Series A Preferred Stock and 66,711 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Mackey has beneficial ownership of 107,673 shares of Class A Common Stock, 397,842 shares of Series A Preferred Stock and 66,680 of warrants through CoMac Partners, L.P., Co Mac International N.V., Co Mac Opportunitities Fund, L.P. and CoMac Endowment Fund, L. P. Mr. Mackey may be deemed to share voting (as applicable) and investment power with respect to such shares. Mr. Mackey is an executive officer, director and shareholder of CoMac Advisors, Inc., which is the sole general partner of CoMac Associates, L.P., CoMac Opportunities Fund, L.P. and CoMac Endowment Fund, L. P. CoMac Associates, L.P. is the sole general of CoMac Partners, L.P. Mr. Mackey is a member of the supervisor board of directors of CoMac International N.V. and is an executive officer, director and shareholder of CMS Advisors Inc., the investment advisor to CoMac International N.V. Pursuant to Rule 13d-4 under the Securities Act, Mr. Mackey disclaims beneficial ownership of such shares. Mr. Mackey and together, Co Mac Partners, L.P., Co Mac International N.V., Co Mac Opportunitities Fund, L.P. and CoMac Endowment Fund, L. P also own shares and warrants to purchase 85 shares and 188,712 shares, respectively, of Class C Common Stock. The address for this stockholder is 1 Greenwich Office Park, 3rd Floor, Greenwich, Connecticut 06831.
(11) Mr. May beneficially owns 97,600 shares of the voting common stock of Consumers, including 90,000 shares issuable upon the exercise of currently exercisable options.
(12) Includes 1,063,917 shares issuable upon conversion of 255,340 shares of Series A Preferred Stock and 43,811 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Ruocco has beneficial ownership of 67,996 shares of Class A Common Stock, 254,930 shares of Series A Preferred Stock and 43,741 of warrants through Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P. Mr. Ruocco may be deemed to share voting (as applicable) and investment power with respect to such shares. Pursuant to Rule 13d-4 under the Securities Act, Mr. Ruocco disclaims beneficial ownership of such shares. Mr. Ruocco and together, Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P. also own shares and warrants to purchase 195 shares and 121,022 shares, respectively, of Class C Common Stock. The address for this stockholder is c/o Carl Marks Management Co., 135 East 57th Street, New York, New York 10022.
(13) Represents the shares of Class A Common Stock discussed in footnotes (10) and (12).
(14) All 1,500,000 shares of this stockholder's beneficially owned shares of Class A Common Stock are issuable upon conversion of 360,000 shares of Series A Preferred Stock. This stockholder's shares of Series A Preferred Stock are held in trust by the Chase Manhattan Bank, as trustee of such benefit plan and the current address for this stockholder is c/o The Chase Manhattan Bank, 777 Broadway, New

         York, New York 10003. However, an "investment manager", as that term is defined in Section 3(38) of ERISA, will be appointed to control the shares contributed to the plans. When appointed, such investment manager will have exclusive control over this stockholder's shares of Series A Preferred Stock and any shares of Class A Common Stock into which such shares of Series A Preferred Stock may be converted.
(15) Includes 1,225,708 shares issuable upon conversion of 294,170 shares of Series A Preferred Stock. The 128,939 shares of Class A Common Stock and the 294,170 shares of Series A Preferred Stock are held by Smith Barney, as escrow agent, pursuant to an escrow agreement between Old Anchor and Smith Barney. Such shares are to be distributed to the creditors of Old Anchor pursuant to the reorganization plan of Old Anchor as approved by the United States Bankruptcy Court of the District of Delaware. Under the terms of such escrow agreement, Smith Barney may not exercise any voting rights with respect to the Class A Common Stock held in escrow except as expressly instructed in an order of such Bankruptcy Court. The address of Smith Barney is 388 Greenwich Street, 19th Floor, New York, New York 10013.
(16) Includes 17,759,814 shares issuable upon conversion 3,907,159 shares of Series B Preferred Stock (including 547,159 shares of Series B Preferred Stock, accrued as of December 31, 1998 as a payment in kind dividend). On a fully diluted basis, Consumers U.S. owns approximately 58% of the three classes of common stock of the Company. Not including the Class C Common Stock (which is currently nonvoting), Consumers U.S. owns approximately 63.6% of the voting common stock of the Company on a fully diluted basis. All of the shares of Class B Common Stock and Series B Preferred Stock currently owned or subsequently acquired by Consumers U.S. will be pledged to secure the Consumers U.S. guarantee of the Company's obligations under the First Mortgage Notes and the related indenture. Pursuant to the Warrant Agreement, upon the closing of the First Mortgage Notes offering, the Company issued to Consumers U.S. 702,615 shares of Class B Common Stock (or 2.5% of the common stock outstanding on such date on a fully diluted basis outstanding or issuable as of such date). The address for Consumers U.S. is 3140 William Flinn Highway, Allison Park, Pennsylvania 15101.
(17) All 525,000 shares are issuable upon the exercise of currently exercisable warrants. The address for G&G is 3140 William Flinn Highway, Allison Park, Pennsylvania 15101.

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

         The Company has entered into an Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers U.S., Consumers International Inc., Glenshaw, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies which establishes standards for certain intercompany transactions. Pursuant to the Intercompany Agreement, the Company may, from time to time, fill orders for customers of Affiliated Glass Manufacturers and Affiliated Glass Manufacturers may, from time to time fill orders for customers of the Company. In such case, where the customer is not a common customer, the company that does the manufacturing will pay a market commission, set at 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an Affiliated Glass Manufacturers or to an Affiliated Glass Manufacturers by the Company, the transfer is treated as though the transferee had filled the orders for the transferred customer.

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

         Certain affiliates of the Company are engaged in businesses other than the manufacture of glass containers, such as manufacturing or rehabilitating manufacturing equipment, automobile and truck leasing, shipping and real estate management. These transactions are subject to the Affiliate Transaction Provisions of the indentures.

         The Company is party to the Management Agreement with G&G. Pursuant to the Management Agreement, G&G is to provide specified managerial services for the Company. For these services, G&G is entitled to receive an annual management fee of $3.0 million and to reimbursement of its out-of-pocket costs plus an administrative charge not to exceed 10% of those costs. The Revolving Credit Agreement and the Indenture limit management fee payments by the Company under the Management Agreement to $1.5 million per year unless the Company meets certain financial tests, in which case such fees will accrue. In 1998, such tests were waived under the Revolving Credit Agreement and the fees due under the Management Agreement of $3.0 million were accrued. Payment of fees in excess of $1.5 million are made based upon calculations of restricted payments under the indentures.

         In September 1997, Hillsboro, a glass container manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers have been purchased by Consumers and Anchor. In addition, in connection with a plan to simplify the corporate ownership structure of Consumers, Anchor and their affiliates, it is anticipated the operating assets and liabilities of Glenshaw will be acquired by a newly-formed U.S. wholly-owned subsidiary of Consumers. The purchase price of $54.3 million will be paid in the form of interests in a newly-formed U.S. subsidiary that will be exchangeable for common shares of Consumers. We cannot assure you as to when or if this transaction will be consummated.

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

                                                                     SCHEDULE II
                             ANCHOR RESOLUTION CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
                 PERIOD FROM JANUARY 1, 1997 TO FEBRUARY 4, 1997
                        AND YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

Column A                                  Column B        Column C       Column D       Column E        Column F
--------                                  --------        --------       --------       --------        --------
                                                                 Additions
                                                          -----------------------

                                         Balance at     Charged to     Charged to                    Balance at end
                                        beginning of     costs and        other                            of
Description                                period        expenses       accounts       Deductions        period
-----------                             ------------    ----------     -----------     ----------    --------------

Interim Period 1997
   Allowance for doubtful accounts         $1,503         $  127             --              --           $1,630
Year ended December 31, 1996
   Allowance for doubtful accounts         $1,826         $1,126             --          $1,449(A)        $1,503

-----------------------------
(A)      Accounts written off

                                                                  SCHEDULE  II

                       ANCHOR GLASS CONTAINER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                        YEAR ENDED DECEMBER 31, 1998 AND
              THE PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

Column A                                        Column B        Column C      Column D    Column E      Column F
--------                                        --------        --------      --------    --------      --------
                                                                      Additions
                                                                ----------------------

                                              Balance at      Charged to     Charged                     Balance at
                                             beginning of      costs and     to other                       end
Description                                     period         expenses      accounts      Deductions    of period
-----------                                  ------------     ----------     --------      ----------    ----------
Year ended December 31, 1998
   Allowance for doubtful accounts             $ 2,025         $ (525)       $     --      $   212(A)        $1,288
   Plant closing reserves                        5,000                                       4,700              300
Period from February 5, 1997 to
   December 31, 1997
   Allowance for doubtful accounts             $ 1,630         $  375         $   360(B)   $   340(A)        $2,025
   Plant closing reserves                       25,800                                      20,800            5,000


----------------

(A)   Accounts written off
(B)   Amount recognized as part of Anchor Acquisition

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

3.       Exhibits

    EXHIBIT
     NUMBER                               ITEM
    --------                              ----
  2.1           Asset  Purchase  Agreement  dated as of  December  18,  1996 among  Anchor  Glass  Container Corporation,  now known as
                Anchor Resolution Corp. ("Old Anchor"),  Consumers  Packaging
                Inc. and Owens-Brockway Glass Container, Inc.
  2.2           Amendment to Asset Purchase  Agreement (the "Asset Purchase
                Agreement") dated as of February 5,  1997  by and  among  Old
                Anchor,  Consumers  Packaging  Inc.  and  Owens-Brockway  Glass
                Container, Inc.
  2.3           Order of United States Bankruptcy Court for the District of
                Delaware  approving (i) the Asset Purchase  Agreement  and (ii)
                the  assumption  and  assignment of certain  related  executory contracts
  2.4           Order of United States Bankruptcy Court for the District of
                Delaware  approving the Amendment to the Asset Purchase
                Agreement
  2.5           Memorandum of  Understanding  dated  February 5, 1997 among Old
                Anchor,  Consumers  Packaging Inc. and the Company
  2.6*          Stipulation  and  Order of  United  States  Bankruptcy  Court
                for the  District  of  Delaware relating to the Settlement
  3.1           Amended and Restated Certificate of Incorporation of the Company
  3.2           Bylaws of the Company
  3.5           Certificate of Designation of Series A 10% Cumulative
                Convertible Preferred Stock
  3.6           Certificate of Designation of Series B 8% Cumulative Convertible
                Preferred Stock
  3.7*          Amendment to  Certificate of Designation  for Series A 10%
                Cumulative  Convertible  Preferred Stock
  3.8*          Amendment to  Certificate  of Designation  for Series B 8%
                Cumulative  Convertible  Preferred Stock
  3.9*          Certificate of Amendment of Certificate of Incorporation of the
                Company
  4.1           Indenture  dated as of April 17, 1997 among the Company,
                Consumers  U.S. and The Bank of New York, as trustee
  4.2           Form of Initial Notes (included in Exhibit 4.1)
  4.3           Form of Exchange Notes (included in Exhibit 4.1)
  4.4           Security  Agreement dated as of April 17, 1997 among the
                Company,  Bankers Trust Company,  as Collateral Agent under the
                Revolving Credit Agreement
  4.5           Assignment of Security Agreement dated as of April 17, 1997 among the Company,  Bankers Trust Company,  as  assignor,  and
                The Bank of New  York,  as  assignee  and as  trustee  under the
                Indenture
  4.6           Pledge  Agreement  dated as of April 17, 1997 among  Consumers
                U.S. and The Bank of New York, as trustee under the Indenture
  4.7           Intercreditor  Agreement  dated as of  February  5, 1997 among
                The Bank of New York,  as Note Agent, and BT Commercial
                Corporation, as Credit and Shared Collateral Agent
  4.8           Amendment No. 1 to the Intercreditor Agreement,  dated as of
                April 17, 1997 among The Bank of New York as Note Agent, and BT
                Commercial Corporation, as Credit and Shared Collateral Agent
  4.9           Registration  Rights Agreement dated as of April 17, 1997 among the Company,  Consumers U.S., BT Securities Corporation and TD
                Securities (USA) Inc.
  4.10#         Indenture  dated as of March 16, 1998 among the Company,
                Consumers  U.S. and The Bank of New York, as trustee
  4.11#         Form of Initial Notes (included in Exhibit 4.10)
  4.12#         Form of Exchange Notes (included in Exhibit 4.10)
  4.13#         Registration  Rights  Agreement  dated as of March 16, 1998 among the Company,  TD Securities and BT Alex. Brown


    EXHIBIT
     NUMBER                               ITEM
    --------                              ----
  10.1          Credit Agreement (the "Credit Agreement") dated as of February
                5, 1997 among the Company, Bankers Trust Company, as Issuing
                Bank, BT Commercial Corporation, as Agent and Co-Syndication
                Agent, PNC Bank, National Association, as Co-Syndication Agent
                and Issuing Bank, and the various financial institutions party thereto
  10.2          First  Amendment  to the  Credit  Agreement  dated as of March
                11,  1997  among the  Company, Bankers Trust Company, BT
                Commercial Corporation, and PNC Bank, National Association
  10.3          Second  Amendment  to the  Credit  Agreement  dated as of April
                9, 1997  among  the  Company, Bankers Trust Company, BT
                Commercial Corporation, and PNC Bank, National Association
  10.4          Third  Amendment  and  Waiver to the  Credit  Agreement  dated
                as of May 23,  1997  among the Company,   Bankers  Trust
                Company,  BT  Commercial  Corporation,   and  PNC  Bank,
                National Association, and the various financial institutions party to the Credit Agreement
  10.5          Fourth  Amendment to the Credit  Agreement  dated as of
                September 15, 1997 among the Company, Bankers Trust Company, BT
                Commercial Corporation,  and PNC Bank, National Association and
                the various financial institutions part to the Credit Agreement
  10.6          Assignment of Security Interest in U.S.  Trademarks and Patents
                dated February 5, 1997 by the Company to BT Commercial
                Corporation, as Collateral Agent under the Credit Agreement
  10.7          Assignment of Security  Interest in U.S.  Copyrights dated
                February 5, 1997 by the Company to BT Commercial Corporation, as
                Collateral Agent under the Credit Agreement
  10.8          Guaranty dated February 5, 1997, by Consumers U.S. in favor of
                BT Commercial  Corporation and the other financial institutions party to the Credit Agreement Plan
  10.9          Termination  Agreement  dated February 3, 1997 by and between
                Consumers  Packaging Inc., the Company and the Pension Benefit
                Guaranty Corporation
  10.10         Release  Agreement  among Old Anchor,  the  Company,  the
                Official  Committee  of  Unsecured Creditors of Anchor Glass
                Container Corporation ("Old Anchor") and Vitro, Sociedad Anonima
  10.11         Agreement  (the  "Vitro  Agreement")  dated as of December  18,
                1996  between Old Anchor and Consumers Packaging Inc.
  10.12         First Amendment to the Vitro Agreement dated as of February 4,
                1997 among Vitro, Sociedad Anonima, Consumers Packaging Inc., on behalf of itself, and Consumers Packaging, Inc. on behalf of the
                Company
  10.13         Waiver  Agreement  dated as of  February  5, 1997 by and
                between  Old Anchor  and  Consumers Packaging Inc.
  10.14         Assignment and  Assumption  Agreement  dated as of February 5,
                1997 by and between  Consumers Packaging, Inc.
  10.15         Assignment and  Assumption  Agreement  dated as of February 5,
                1997 by and between  Consumers Packaging Inc. and the Company relating to certain employee Benefit plans
  10.16         Assignment and Assumption  Agreement dated as of February 5,
                1997 between Consumers Packaging Inc. and the Company relating to certain commitment letters
  10.17         Bill of Sale,  Assignment  and  Assumption  Agreement  dated as of  February  5,  1997 by and between Old Anchor and the Company
  10.18         Assignment of Patent Property and Design Property from Old
                Anchor to the Company
  10.19         Trademark Assignment from Old Anchor to the Company
  10.20         Foreign Trademark Assignment from Old Anchor to the Company
  10.21         Copyright  Assignment from Old Anchor to the Company
  10.22         Agreement dated as of February 5, 1997 between the Travelers
                Indemnity Company and its Affiliates,  including The Aetna
                Casualty and Surety Company and their Predecessors,  and the
                Company
  10.23         Allocation  Agreement  dated as of February 5, 1997  between
                Consumers  Packaging  Inc.  and Owens-Brockway Glass Container,
                Inc.
  10.24         Supply  Agreement dated as of February 5, 1997 by and between the Company and  Owens-Brockway Glass Container, Inc.

  EXHIBIT
   NUMBER                                   ITEM
  --------                                  ----
  10.25         Transition Agreement dated as of February 5, 1997 between
                Consumers Packaging, Inc., the Company and Owens-Brockway Glass
                Container, Inc.
  10.26+        Technical  Assistance  and License  Agreement  executed
                December 18, 1996 by  Owens-Brockway Glass Container, Inc. and
                Consumers Packaging Inc.
  10.27         Assurance Agreement (the "Assurance Agreement") dated as of
                February 5, 1997 among Owens-Brockway Glass Container, Inc.,
                Consumers Packaging, Inc., the Company, BT Commercial
                Corporation, Bankers Trust Company and The Bank of New York
  10.28         Letter  agreement  relating  to  Assurance  Agreement  dated
                April  17,  1997  addressed  to Owens-Brockway Glass Container,
                Inc. and signed by Bankers Trust Company and The Bank of New
                York
  10.29         Intercompany Agreement dated as of April 17, 1997 among G&G
                Investments, Inc., Glenshaw Glass Company, Inc., Hillsboro Glass
                Company, I.M.T.E.C. Enterprises, Inc., Consumers Packaging Inc.,
                Consumers International, Inc., Consumers U.S., the Company, BT
                Securities Corporation and The Bank of New York, as trustee under the Indenture
  10.30         Management  Agreement  dated as of  February  5,  1997 by and between  the  Company  and G&G Investments, Inc.
  10.31         Anchor Glass Container Corporation/Key Executive Employee
                Retention Plan
  10.32         Lease Agreement - Anchor Place at Fountain Square (the "Lease
                Agreement") dated March 31, 1988, by and between Old Anchor and
                Fountain Associates I Ltd. relating to the Company's
                headquarters in Tampa, Florida
  10.33         First  Amendment to Lease  Agreement  effective as of June 16,
                1992, by and between  Fountain Associates I Ltd. and Old Anchor
  10.34         Second  Amendment  to Lease  Agreement  effective as of
                September  30, 1993,  by and between Fountain Associates I Ltd.
                and Old Anchor
  10.35         Third  Amendment  to Lease  Agreement  effective  as of
                February  22,  1995,  by and between Fountain Associates I Ltd.
                and Old Anchor
  10.36         Agreement  dated as of March 31,  1996 by and between  Fountain
                Associates  I Ltd.  Citicorp Leasing, Inc. and Old Anchor
  10.37         Amended and Restated  Agreement  effective as of September 12,
                1996, by and between  Fountain Associates I Ltd., Citicorp
                Leasing Inc. and Old Anchor
  10.38         Sixth  Amendment to Lease and Second  Amendment to Option
                Agreement  dated as of February 5, 1997, by and between Fountain
                Associates I Ltd., Citicorp Leasing, Inc. and Old Anchor
  10.39         Building Option  Agreement dated March 31, 1988, by and between
                Fountain  Associates I, Ltd. and Old Anchor
  10.40         First  Amendment to Building Option  Agreement  effective as of
                June 16, 1992, by and between Fountain Associates I. Ltd. and
                Old Anchor
  10.41+        Supply  Agreement  effective  as of June 17, 1996 between The
                Stroh  Brewery  Company and the Company
  10.42         Supply Agreement between Bacardi International Limited and the
                Company (Withdrawn upon the request of the registrant, the
                Commission consenting thereto)
  10.43         Warrant Agreement dated as of February 5, 1997 between the
                Company and Bankers Trust Company
  10.44         Form of Warrant issued pursuant to the Warrant Agreement
  10.45         Rebate Agreement dated as of January 1, 1996 between Bacardi
                International Limited and the Company (Withdrawn upon the
                request of the registrant, the Commission consenting thereto)
  10.46#        Fifth Amendment to the Credit Agreement dated as of January 16,
                1998 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association and the various financial institutions part to the Credit Agreement
  10.47#        Sixth Amendment to the Credit Agreement dated as of March 11,
                1998 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association and the various financial institutions part to the Credit Agreement

  EXHIBIT
   NUMBER                          ITEM
  --------                         -----

  10.48##       Seventh Amendment to the Credit Agreement dated as of April 1,
                1998 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association and the various financial institutions part to the Credit Agreement
  10.49*        First Amendment to Intercompany Agreement dated as of April 6,
                1998 among G&G Investments, Inc., Glenshaw Glass Company, Inc.,
                Hillsboro Glass Company, I.M.T.E.C. Enterprises, Inc., Consumers
                Packaging Inc., Consumers International Inc., Consumers U.S.
                Inc., The Company, BT Securities Corporation and The Bank of New
                York, as trustee under the indentures.
  10.50**+      Eleventh Amendment and Waiver dated as of September 8, 1998, to the Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation and
                PNC Bank, National Association (Amendments numbered eighth, ninth and tenth do not exist).
  10.51**       Second Amendment to Intercompany Agreement dated as of September
                8, 1998 among G&G Investments, Inc., Glenshaw Glass Company,
                Inc., Hillsboro Glass Company, I.M.T.E.C. Enterprises, Inc.,
                Consumers Packaging Inc., Consumers International Inc.,
                Consumers U.S., Inc., the Company, BT Commercial Corporation and
                PNC Bank.
  10.52***      Twelfth Amendment and Waiver dated as of January 6, 1999, to the
                Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation and
                PNC Bank, National Association
  11.1***       Statement re: computation of per share earnings
  12.1***       Statement re: computation of ratio of earnings to fixed charges for the year ended December 31, 1998 and the period from
                February 5, 1997 to December 31, 1997
  21.1          List of subsidiaries of the Company
  27.1***       Financial Data Schedule of the Company (for SEC use only)

-----------------

+ Portions hereof have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 406 of Regulation C.

# - Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

## - Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-50663) originally filed with the Securities and Exchange Commission on April 21, 1998 and incorporated herein by reference.

* - Previously filed as an exhibit to the Company's Registration Statement on Form 10 and incorporated herein by reference.

** - Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

*** - Filed herewith.

All other exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997.

      (b)      Reports on Form 8-K
                  None

                    INDEX TO FINANCIAL INFORMATION FOR ANCHOR


                                                                               Page No.
                                                                               --------
   Financial Statements of New Anchor:

       Report of Independent Public Accountants                                 F-2

       Statements of Operations and Other Comprehensive Income -
         Year ended December 31, 1998 and the Period from
         February 5, 1997 to December 31, 1997                                  F-3

       Balance Sheets -
         December 31, 1998 and 1997                                             F-4

       Statements of Cash Flows -
         Year ended December 31, 1998 and the
         Period from February 5, 1997 to December 31, 1997                      F-6

       Statements of Stockholders' Equity -
         Year ended December 31, 1998 and the
         Period from February 5, 1997 to December 31, 1997                      F-8

       Notes to Financial Statements                                           F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Anchor Glass Container Corporation:

We have audited the accompanying balance sheets of Anchor Glass Container Corporation (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations and other comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1998 and the period from February 5, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anchor Glass Container Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from February 5, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 26, 1999

                       ANCHOR GLASS CONTAINER CORPORATION
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

                                                                                     PERIOD FROM
                                                                 YEAR ENDED       FEBRUARY 5, 1997
                                                              DECEMBER 31, 1998   TO MARCH 31, 1997
                                                              ----------------    -----------------
Net sales ................................................      $   643,318          $   569,441

Costs and expenses:
       Cost of products sold .............................          594,256              523,709
       Restructuring charges .............................            4,400                   --
       Selling and administrative expenses ...............           30,246               25,120
                                                                -----------          -----------

Income from operations ...................................           14,416               20,612

Other income (expense), net ..............................            2,912               (2,602)

Interest expense .........................................          (27,098)             (18,281)
                                                                -----------          -----------

Loss before extraordinary item ...........................           (9,770)                (271)

Extraordinary item-
       Write-off deferred financing costs ................               --              (11,200)
                                                                -----------          -----------

Net loss .................................................           (9,770)             (11,471)

Preferred stock dividends ................................          (13,037)             (11,302)
                                                                -----------          -----------

Loss applicable to common stock ..........................      $   (22,807)         $   (22,773)
                                                                ===========          ===========

Basic net loss per share applicable to common stock before
       extraordinary item ................................      $     (5.12)         $     (3.62)
                                                                ===========          ===========

Basic net loss per share applicable to common stock ......      $     (5.12)         $     (7.11)
                                                                ===========          ===========

Basic weighted average number of common
       shares outstanding ................................        4,455,466            3,201,148
                                                                ===========          ===========

Other comprehensive income (loss):
       Net loss ..........................................      $    (9,770)         $   (11,471)
       Other comprehensive income (loss):
           Minimum pension liability adjustment ..........              382                 (540)
                                                                -----------          -----------
Comprehensive income (loss) ..............................      $    (9,388)         $   (12,011)
                                                                ===========          ===========


See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               December 31,
                                                        -------------------------
Assets                                                    1998           1997
---------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents .......................      $   4,106       $   1,060
Accounts receivable, less allowance for doubtful
      accounts of $1,686 and $2,025, respectively         86,846          56,940
Advance to affiliate ............................         17,866              --
Inventories:
      Raw materials and manufacturing supplies ..         23,099          23,303
      Finished products .........................         81,230          96,820
Other current assets ............................          8,304           8,082
                                                       ---------       ---------
          Total current assets ..................        221,451         186,205

--------------------------------------------------------------------------------

Property, plant and equipment:
      Land ......................................          7,769           7,769
      Buildings .................................         63,721          63,438
      Machinery, equipment and molds ............        334,714         297,317
      Less accumulated depreciation .............        (89,499)        (43,653)
                                                       ---------       ---------
                                                         316,705         324,871

--------------------------------------------------------------------------------

Other assets ....................................         22,839          22,462


Strategic alliance with customers, net of
      accumulated amortization of $5,063
      and $811, respectively ....................         26,187          25,389


Goodwill, net of accumulated
      amortization of $5,625 and $2,857,
      respectively ..............................         53,780          55,803
                                                        --------        --------

                                                        $640,962        $614,730
                                                        ========        ========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                            December 31,
                                                                                    -------------------------
Liabilities and Stockholders' Equity                                                    1998           1997
-------------------------------------------------------------------------------------------------------------
Current liabilities:


Revolving credit facility .......................................................   $  50,162       $  10,468
Current maturities of long-term debt ............................................         840             567
Accounts payable ................................................................      51,838          63,796
Accrued expenses ................................................................      36,458          64,075
Accrued interest ................................................................       5,970           4,576
Accrued compensation and employee benefits ......................................      27,249          25,185
                                                                                    ---------       ---------
         Total current liabilities ..............................................     172,517         168,667

-------------------------------------------------------------------------------------------------------------

Long-term debt ..................................................................     202,920         152,758
Long-term pension liabilities ...................................................      33,855          48,826
Long-term post-retirement liabilities ...........................................      59,853          57,900
Other long-term liabilities .....................................................      47,896          57,522
                                                                                    ---------       ---------
                                                                                      344,524         317,006
Commitments and contingencies

-------------------------------------------------------------------------------------------------------------

Redeemable preferred stock, Series A, $.01 par value; authorized, issued and outstanding 2,239,320 shares:
      $25 liquidation and redemption value ......................................      55,983          55,983
                                                                                    ---------       ---------

Stockholders' equity:
Preferred stock, Series B, $.01 par value: authorized 5,000,000 shares;
      issued and outstanding 3,360,000 shares; $25 liquidation and
      redemption value ..........................................................          34              34
      Issuable preferred stock, 547,159 shares at $25 per share .................      13,679           6,240
Common stock, $.10 par value; authorized 50,000,000 shares;
      Class A, issued and outstanding 555,808 shares (1997 - 490,898)............          56              49
      Class B, issued and outstanding 902,615 shares (1997 - 902,615)............          90              90
      Class C, issued and outstanding 173,983 shares (1997 - nil)................          17              --
Warrants:
      Class A common stock, issued and outstanding 267,934 shares (1997 - nil)...       1,340              --
      Class B common stock, issued and outstanding 525,000 shares (1997 - nil)...       2,625              --
      Class C common stock, issued and outstanding 2,826,016 shares
      (1997 - 2,107,843).........................................................      14,108          10,518
Capital in excess of par value ..................................................      94,565          92,294
Accumulated deficit .............................................................     (58,418)        (35,611)
Additional minimum pension liability.............................................        (158)           (540)
                                                                                    ---------       ---------
                                                                                       67,938          73,074
                                                                                    ---------       ---------
                                                                                    $ 640,962       $ 614,730
                                                                                    =========       =========

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                              PERIOD FROM
                                                                        YEAR ENDED         FEBRUARY 5, 1997 TO
                                                                       DECEMBER 31, 1998     DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss .......................................................      $  (9,770)           $ (11,471)
    Extraordinary item .............................................             --               11,200
    Adjustments to reconcile loss before extraordinary item
       to net cash provided by (used in) operating activities:
           Depreciation and amortization ...........................         53,881               51,132
           Restructuring charges ...................................          4,400                   --
           Other ...................................................            183                3,101
    Decrease in cash resulting from changes
       in assets and liabilities ...................................        (63,205)             (28,479)
                                                                          ---------            ---------
                                                                            (14,511)              25,483



--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of assets and assumption of liabilities of Old Anchor .             --             (200,470)
    Expenditures for property, plant and equipment .................        (41,367)             (40,519)
    Payments of strategic alliance with customers ..................        (10,000)              (6,000)
    Proceeds from the sale of property, plant and equipment ........          2,723                   --
    Acquisition related contribution to pension plans ..............           (745)              (9,056)
    Other ..........................................................         (1,481)              (1,210)
                                                                          ---------            ---------
                                                                            (50,870)            (257,255)


--------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
    Proceeds from issuance of long-term debt .......................         50,000              280,000
    Principal payments of long-term debt ...........................           (540)            (130,278)
    Advance to affiliate ...........................................        (17,330)                  --
    Proceeds from issuance of preferred stock ......................             --               84,000
    Proceeds from issuance of common stock .........................             --                1,000
    Net draws on revolving credit facility .........................         39,694               10,468
    Other, primarily financing fees ................................         (3,397)             (12,358)
                                                                          ---------            ---------
                                                                             68,427              232,832

--------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
    Increase in cash and cash equivalents ..............................      3,046                1,060
    Balance, beginning of period .......................................      1,060                   --
                                                                          ---------            ---------
    Balance, end of period .............................................  $   4,106            $   1,060
                                                                          =========            =========


See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 PERIOD FROM
                                                                           YEAR ENDED         FEBRUARY 5, 1997 TO
                                                                        DECEMBER 31, 1998      DECEMBER 31, 1997
                                                                        -----------------     ---------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest .......................................................         $  23,973              $  11,702
                                                                             =========              =========
    Income tax payments (refunds), net .............................         $      --              $      --
                                                                             =========              =========


Increase (decrease) in cash resulting from changes in assets and liabilities:
    Accounts receivable ............................................         $ (30,443)             $  (9,635)
    Inventories ....................................................            15,794                 (1,241)
    Other current assets ...........................................              (161)                  (620)
    Accounts payable, accrued expenses and other current liabilities           (35,031)                 3,688
    Other, net .....................................................           (13,364)               (20,671)
                                                                             ---------              ---------
                                                                             $ (63,205)             $ (28,479)
                                                                             =========              =========

Supplemental noncash activities:

Non-cash equipment financing .......................................         $     930              $   1,115
                                                                             =========              =========

    In 1997, in connection with the Anchor Acquisition, the Company issued $46,983 face amount of Series A Preferred Stock and $2,454 of Class A Common Stock and incurred $1,500 of fees. In connection with the Anchor Loan Facility, the Company issued 1,405,229 warrants to the lenders valued at $7,012. In 1998, in settlement of the Anchor Acquisition purchase price, the Company issued 1,225,000 warrants valued at $6,125 and 525,000 warrants to an affiliate, valued at $2,625.

Anchor Acquisition:
   Fair value of assets acquired                                                              $ 525,500
   Acquisition costs accrued .....................................................              (62,500)
   Goodwill ......................................................................               59,000
   Purchase price ................................................................             (250,000)
                                                                                              ---------
   Liabilities assumed ...........................................................            $ 272,000
                                                                                              =========

    In February 1997, the Company contributed $9,000 face amount of Series A Preferred Stock to the Company's defined benefit pension plans.

    In connection with the issuance of the First Mortgage Notes, the Company issued 702,615 shares of Class B Common Stock to Consumers U.S. and 702,614 warrants valued at $3,506 to the initial purchasers of the First Mortgage Notes. Also, with the issuance of the First Mortgage Notes, the Company recorded an extraordinary loss for the write-off of deferred financing fees of the Anchor Loan Facility.

The Company considers short-term investments with the original maturities of ninety days or less as the date of purchase to be classified as cash equivalents.

                       ANCHOR GLASS CONTAINER CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                               Series B   Class A  Class B  Class C   Issuable             Capital   Accumu-  Minimum     Total
                               Preferred  Common   Common   Common   Preferred            In-Excess  lated    Pension  Stockholders'
                                 Stock    Stock    Stock    Stock     Stock      Warrants  of Par    Deficit  Liability     Equity
------------------------------------------------------------------------------------------------------------------------------------
                               C>
Balance, February 5,1997         $--      $--      $--      $ --      $   --    $    --   $    --   $     --   $  --      $     --

Issuance of 3,360,000
  shares of Series B
  Preferred Stock
  to Consumers U.S.               34       --       --        --          --         --    83,966         --      --        84,000

Issuance of 200,000
  shares of Class B
  Common Stock to
  Consumers U.S.                  --       --       20        --          --         --     2,480         --      --         2,500

Issuance of 490,898
  shares of Class A
  Common Stock to
  creditors of Old Anchor         --       49       --        --          --         --     2,405         --      --         2,454

Issuance of 1,405,229
  warrants to purchase
  Class C Common Stock
  in conjunction with the
  financing of Anchor
  Loan Facility                   --       --       --        --          --      7,012        --         --      --         7,012

Issuance of 702,615
  shares of Class B
  Common Stock to
  Consumers U.S. in
  conjunction with the
  financing of the Notes          --       --       70        --          --         --     3,443     (3,513)     --            --

Issuance of 702,614 warrants
  to purchase. Class C
  Common Stock in
  conjunction with the
  financing of the Notes          --       --       --        --          --      3,506        --         --      --         3,506

Pay-in-kind dividends
  payable to Consumers U.S.
  on Series B
  Preferred Stock                 --       --       --        --       6,240         --        --     (6,240)     --            --

Acquisition of
  manufacturing rights .......    --       --       --        --          --         --        --     (9,325)     --        (9,325)

Dividends accrued on Series
  A Preferred Stock ..........    --       --       --        --          --         --        --     (5,062)     --        (5,062)

Net loss .....................    --       --       --        --          --         --        --    (11,471)     --       (11,471)

Amount related to minimum
pension liability ............    --       --       --        --          --         --        --         --    (540)         (540)
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ...   $34      $49      $90       $--      $6,240    $10,518   $92,294   $(35,611)  $(540)     $ 73,074
                                 =================================================================================================

                       ANCHOR GLASS CONTAINER CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                              Series B  Class A  Class B  Class C   Issuable             Capital    Accumu-    Minimum      Total
                             Preferred Common   Common   Common   Preferred            In-Excess   lated      Pension  Stockholders'
                               Stock    Stock    Stock    Stock      Stock    Warrants   of Par     Deficit    Liability   Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997       $34     $49     $90       $--     $6,240     $10,518    $92,294    $(35,611)    $(540)  $ 73,074

Warrants issued                   --      --      --        --         --       8,750         --          --        --      8,750

Warrants exercised                --       7      --        17         --      (1,195)     1,171          --        --         --

Pay-in-kind dividends
   Payable to Consumers
   U.S. on Series B
   Preferred Stock .              --      --      --        --      7,439          --         --      (7,439)       --         --

Contribution from shareholder
  related to profit on
  intercompany sales              --      --      --        --         --          --      1,100          --        --
                                                                                                                            1,100

Dividends accrued on Series
  A Preferred stock               --      --      --        --         --          --         --      (5,598)       --
                                                                                                                           (5,598)

Net loss                          --      --      --        --         --          --         --      (9,770)       --     (9,770)

Amount related to minimum
  pension liability               --      --      --        --         --          --         --          --       382        382
                                --------------------------------------------------------------------------------------------------
Balance, December 31,1998       $34     $56     $90      $ 17     $13,679    $18,073    $94,565    $(58,418)    $(158)  $ 67,938
                                =================================================================================================

----------

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
 AND THE PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997 (THE "1997 PERIOD")
                             (DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization of the Company

Anchor Glass Acquisition Corporation (the "Company"), a Delaware corporation and a majority-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to acquire certain assets and assume certain liabilities of Anchor Glass Container Corporation ("Old Anchor"), now Anchor Resolution Corp., which is being liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended (the "Asset Purchase Agreement"), among Consumers, Owens-Brockway Glass Container Inc. ("Owens") and Old Anchor, the Company (the rights and obligations of Consumers having been assigned to the Company) and Owens acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor.

Upon consummation of the purchase and effective February 6, 1997, the Company changed its name to Anchor Glass Container Corporation.

Business Segment

The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, liquor, food, tea, and beverage industries. The Company markets its products throughout the United States. The Company's international and export sales are insignificant. Sales to Anheuser-Busch Companies, Inc. and The Stroh Brewery Company ("Stroh's") represented approximately 17.1% and 16.8%, respectively, of total net sales for the year ended December 31, 1998 and 8.8% and 15.6%, respectively, of total net sales for the 1997 Period. Revenues are recognized as product is shipped to customers. The loss of a significant customer, unless replaced, could have a material adverse effect on the Company's business.

In February 1999, Stroh's entered into an agreement to sell its assets to a consortium made up of Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller") which is expected to become final in the second quarter. Under the terms of the agreement, Anchor does not expect to incur any write-off of its assets. The Company anticipates that a significant portion of the near term production for Stroh's will be replaced with production for Pabst and Miller.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and semi-finished and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs.

Property, Plant and Equipment

Property, plant and equipment expenditures, including renewals, betterments and furnace rebuilds which extend useful lives, and expenditures for glass forming machine molds are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, except for molds for which depreciation is recorded on a unit of production method based on units of glass produced with a minimum depreciation charge of 50% of the straight line rate, while accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates range from 2.5% for buildings, 6.3% to 20% for machinery and equipment and 40% for molds. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally at rates of 20% to 25%, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred.

Strategic Alliance with Customers

The Company has entered into long-term agreements with several customers. Payments made or to be made to these customers are being amortized as a component of net sales on the statement of operations over the term of the related supply contract, which range between 1 and 15 years, based upon shipments.

Acquisition of Manufacturing Rights

In September 1997, Hillsboro Glass Company ("Hillsboro"), a glass-manufacturing plant owned by G&G Investments, Inc. ("G&G") (the majority owner of Consumers), discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and the Company effective December 31, 1997. The purchase price of the Company's portion of this contract was $12,525, of which $8,550 was paid in 1998. Although the purchase price was based upon an independent valuation, because these manufacturing rights were acquired from a related party under common control, the $3,200 carrying value of these rights previously recorded on Hillsboro's books was maintained. The excess of the purchase price over the carrying value had been treated as a distribution to a shareholder in 1997.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired and is amortized on a straight line basis over a twenty year period. Amortization expense for the year ended December 31, 1998 and the 1997 Period were $2,768 and $2,857, respectively.

Accounts Payable

Accounts payable includes the amount of checks issued and outstanding.

Income Taxes

The Company applied Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109") which establishes financial accounting and reporting standards for the effects of income taxes which result from a company's activities during the current and preceding years.

Retirement Plans

The Company has retirement plans, principally non-contributory, covering substantially all salaried and hourly employees. The Company's funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Retirement Protection Act of 1994, which requires the Company to make significant additional contributions into its underfunded defined benefit plans, under certain conditions.

Post-retirement Benefits

Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Post-retirement Benefits Other Than Pensions ("SFAS 106") requires accrual of post-retirement benefits (such as healthcare benefits) during the period that an employee provides service. This accounting method has no effect on the Company's cash outlays for these post-retirement benefits.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $212,000 as of December 31, 1998. The carrying amount of other financial instruments, except for the natural gas futures discussed in Note 13, approximate their estimated fair values.

The fair value information presented herein is based on information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

From time to time, the Company may enter into interest rate swap agreements that effectively hedge interest rate exposure. The net cash amount paid or received on these agreements is accrued and recognized as an adjustment to interest expense.

Earnings per Share

In 1997, the Company adopted Financial Accounting Standards Board No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 sets forth requirements for computing basic and diluted earnings per share. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares and contingently issuable shares outstanding during the period. Warrants outstanding are contingently issuable shares as they are issuable for no additional consideration and the conditions necessary for share exercise have been met. There is no diluted earnings per share presented as the assumed conversion of preferred stock would be anti-dilutive.

The computation of basic loss per share is as follows (dollars in thousands, except per share):


                                                                            Year ended            1997
                                                                               1998              Period
                                                                            -----------       -----------
      Basic net loss per share
         Net loss applicable to common stock .......................        $   (22,807)      $   (22,773)
         Divided by
             Weighted average shares outstanding, plus .............          1,410,531         1,242,344
             Weighted average warrants outstanding .................          3,044,935         1,958,804
                                                                            -----------       -----------
                                                                              4,455,466         3,201,148
                                                                            -----------       -----------
         Basic net loss per share applicable to common stock .......        $     (5.12)      $     (7.11)
                                                                            ===========       ===========

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

NOTE 2 - PURCHASE OF ASSETS

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

In June 1998, as part of an adjustment to the purchase price for the Anchor Acquisition, the Company paid to Old Anchor an additional $1,000 in cash and issued 1,225,000 warrants to purchase additional shares of common stock, valued at approximately $6,100. In addition, the Company issued 525,000 warrants to purchase additional shares of common stock to an affiliate of Consumers U.S., valued at approximately $2,600. None of the warrants to be issued will require any payment upon exercise. The effects of the settlement have been reflected in the financial statements for the period ended December 31, 1997.

The Company obtained the cash portion of the purchase price principally from an $85,000 cash investment by Consumers in $84,000 face amount (3,360,000 shares) of redeemable 8% cumulative convertible preferred stock (the "Series B Preferred Stock") and $1,000 of common stock (200,000 shares) (the "Class B Common Stock") and a $130,000 bank loan.

The Anchor Acquisition is accounted for by using the purchase method, with the purchase price being allocated to the assets acquired and preacquisition liabilities assumed based on their estimated fair value at the date of acquisition. These allocations are based on appraisals, evaluations, estimations and other studies. Certain acquisition costs and fees, including the costs of closing and consolidating certain facilities have also been recorded by the Company at the date of acquisition. The excess of the purchase price over the fair value of net assets purchased of approximately $59,405 is classified as Goodwill on the accompanying balance sheet.

The estimated values of assets acquired and liabilities assumed as of February 5, 1997 after giving effect to the Anchor Acquisition and consideration paid is as follows:


         Accounts receivable ........................................     $  46,000
         Inventories ................................................       119,000
         Property, plant and equipment ..............................       327,000
         Goodwill ...................................................        59,000
         Other assets ...............................................        32,000
         Current liabilities ........................................      (149,000)
         Long-term debt .............................................        (2,000)
         Other long-term liabilities ................................      (182,000)
                                                                          ---------
                                                                          $ 250,000
                                                                          =========


The following unaudited pro forma results of operations for the Company for the year ended December 31, 1997 assumes the Anchor Acquisition occurred on January 1, 1997 (dollars in thousands, except per share data):


         Net sales ......................................................................     $ 623,518
         Loss before extraordinary item .................................................       (11,561)
         Net loss .......................................................................       (22,761)
         Loss before extraordinary item applicable to common stock ......................       (24,044)
         Loss applicable to common stock ................................................       (35,244)
         Basic net loss per share before extraordinary item applicable to
             common stock ...............................................................         (7.51)
         Basic net loss per share applicable to common stock ............................        (11.01)

These pro forma amounts represent historical operating results with appropriate adjustments of the Anchor Acquisition which give effect to interest expense and the impact of purchase price adjustments to depreciation and amortization expense. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained had the Anchor Acquisition been completed as of January 1, 1997, or that may be obtained in the future.

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

NOTE 3 - RESTRUCTURING CHARGES

In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace ceased operation in December 1998 and approximately 100 hourly employees were terminated. The Company has recorded a restructuring charge in 1998 of $4,400. Of this total charge, approximately $2,365 relates to operating lease exit costs, approximately $875 represents closing and other costs and approximately $760 relates to the write-down of certain equipment to net realizable value. This plan was announced in October 1998 and, as a result, the Company recorded $400 of the total restructuring charge in the fourth quarter of 1998 related to certain employee costs.

NOTE 4 - REVOLVING CREDIT FACILITY

In conjunction with the Anchor Acquisition, the Company entered into a credit agreement dated as of February 5, 1997, with Bankers Trust Company ("BTCo") as issuing bank and BT Commercial Corporation, as agent, to provide a $110,000 senior secured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility enables the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $110,000. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Revolving Credit Facility.

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

At December 31, 1998, advances outstanding under the Revolving Credit Facility were $50,162 and the borrowing availability was $21,320. The total outstanding letters of credit on this facility were $11,100. At December 31, 1998, the weighted average interest rate on borrowings outstanding was 7.5%. During 1998, average advances outstanding were $39,354, the average interest rate was 7.8% and the highest month-end advance was $54,818.

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

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                            1998                1997
                                                                                         ---------           ---------
         $150,000 First Mortgage Notes, interest at 11 1/4% due 2005 ..........          $ 150,000           $ 150,000
         $ 50,000 Senior Notes, interest at 9 7/8% due 2008 ...................             50,000                  --
         Other ................................................................              3,760               3,325
                                                                                         ---------           ---------
                                                                                           203,760             153,325
         Less current maturities ..............................................                840                 567
                                                                                         ---------           ---------
                                                                                         $ 202,920           $ 152,758
                                                                                         =========           =========


Effective March 16, 1998, the Company completed an offering of an aggregate principal amount of $50,000 of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among the Company, Consumers U.S. and The Bank of New York, as Trustee. The Senior Notes are unsecured obligations of the Company ranking equal in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. Proceeds from the issuance of the Senior Notes have been used for growth capital expenditures and general corporate purposes.

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

In connection with the Anchor Acquisition, the Company entered into a Senior Credit Agreement, dated as of February 5, 1997, with BTCo, as agent, to provide a $130,000 bank loan (the "Anchor Loan Facility"). The Anchor Loan Facility was repaid in full from the net proceeds of the issuance of the $150,000 11 1/4% First Mortgage Notes, due 2005, (the " First Mortgage Notes"). The Anchor Loan Facility bore interest at a rate of 12.50%.

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

Effective April 17, 1997, the Company completed an offering of the First Mortgage Notes, issued under an indenture dated as of April 17, 1997 (the "Indenture"), among the Company, Consumers U.S. and The Bank of New York, as Trustee. The First Mortgage Notes are senior secured obligations of the Company, ranking senior in right of payment to all existing and future subordinate indebtedness of the Company and equal with all existing and future senior indebtedness of the Company. The First Mortgage Notes are guaranteed by Consumers U.S. Proceeds from the issuance of the First Mortgage Notes, net of fees, were approximately $144,000 and were used to repay $130,000 outstanding under the Anchor Loan Facility and $8,800 of advances outstanding under the Revolving Credit Facility, with the balance used for general corporate purposes.

The Company entered into a Registration Rights Agreement on April 17, 1997. Following the issuance of the First Mortgage Notes, the Company filed, with the Securities and Exchange Commission, an exchange offer registration statement, declared effective on February 12, 1998, with respect to an issue of 11 1/4% First Mortgage Notes, due 2005, identical in all material respects to the First Mortgage Notes, except that the new First Mortgage Notes would not bear legends restricting the transfer thereof. In March 1998, the Company completed an offer to the holders of the First Mortgage Notes to exchange their First Mortgage Notes for a like principal amount of new First Mortgage Notes. As a result of delays in having the registration statement declared effective and in consummating the related exchange offer within prescribed periods, additional interest was payable to the holders of the First Mortgage Notes in 1998.

Interest on the First Mortgage Notes accrues at 11 1/4% per annum and is payable semiannually on each April 1 and October 1 to registered holders of the First Mortgage Notes at the close of business on the March 15 and September 15 immediately preceding the applicable interest payment date.

The First Mortgage Notes are redeemable, in whole or in part, at the Company's option on or after April 1, 2001, at redemption prices defined in the Indenture. The Indenture provides that upon the occurrence of a change in control, the Company will be required to offer to repurchase all of the First Mortgage Notes at a purchase price in cash equal to 101% of the principal amount plus interest accrued to the date of purchase. Prior to the sale of the First Mortgage Notes, the Company entered into an interest rate swap agreement to partially protect the Company from interest rate fluctuations until such time as the fixed interest rate on the First Mortgage Notes was established. The agreement was terminated concurrent with the interest rate of the First Mortgage Notes being set. The realized gain on the agreement, approximately $1,900, has been deferred and is being amortized over the term of the First Mortgage Notes.

All of the obligations of the Company under the First Mortgage Notes and the Indenture are secured by a first priority perfected security interest in substantially all of the existing and future real property, personal property and other assets of the Company and a first priority perfected security interest in collateral ranking equal with the security interest in favor of the Revolving Credit Facility.

The indentures covering the First Mortgage Notes and the Senior Notes, subject to certain exceptions, restrict the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the payment of dividends and other restricted payments, mergers, acquisitions and transactions with affiliates.

All of the Company's debt agreements contain cross-default provisions.

Principal payments required on long-term debt are $840 in 1999, $885 in 2000, $620 in 2001, $633 in 2002 and $240 in 2003. Payments to be made in 2004 and thereafter are $200,542.

In connection with the issuance of the First Mortgage Notes on April 17, 1997, the Company issued 702,615 shares of Class B Common Stock to Consumers U.S. and 702,614 warrants, valued at $5.00 for each share and warrant, to the initial purchasers. As the Company has already incurred the internal general and administrative expenses related to the issuance of the First Mortgage Notes, the issuance of the shares to Consumers U.S. was treated as a shareholder distribution. The value of the warrants issued to the initial purchasers has been deferred to be amortized over the life of the First Mortgage Notes.

NOTE 6 - REDEEMABLE PREFERRED STOCK

The Company has designated 2,239,320 shares as Series A Preferred Stock and 5,000,000 shares as Series B Preferred Stock. The Series A Preferred Stock ranks, as to dividends and redemption and upon liquidation, prior to all other classes and series of capital stock of the Company. The holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Holders of Series A Preferred Stock are not entitled to vote, except as defined in its Certificate of Designation. Although no dividends have been declared or paid as of December 31, 1998 they have been accrued.

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

Pursuant to the Asset Purchase Agreement, the Company registered all of the shares of the Class A Common Stock, Class C Common Stock and Series A Preferred Stock under the Securities Exchange Act and is obligated to qualify the shares for listing on a nationally recognized United States securities exchange or on The NASDAQ Stock Market's National Market.

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

NOTE 7 - COMMON STOCK

For the period from February 5, 1997 to February 5, 2000, the common stock is divided into three classes, Class A and Class B, which are voting, and Class C, which is non-voting. During this period, the number of Directors of the Company is fixed at eleven, pursuant to the Amended and Restated Certificate of Incorporation, with the holders of the Class A shares having the right to elect four Directors and the holders of the Class B shares having the right to elect seven Directors. Holders of the Class C shares do not participate in the election of Directors. On February 5, 2000, the three classes of common stock will automatically be consolidated into one single class of common stock with identical rights. The Company currently has outstanding warrants exercisable for 267,934 shares of Class A Common Stock, 525,000 shares of Class B Common Stock and 2,826,016 shares of Class C Common Stock at an exercise price of $.10 per share, which has already been deemed paid.

NOTE 8 - RELATED PARTY INFORMATION

G&G Investments, Inc.

The Company is party to a management agreement with G&G, in which G&G is to provide specified managerial services for the Company. For these services, G&G is entitled to receive an annual management fee of $3,000 and reimbursement of its out-of-pocket costs. The terms of the Revolving Credit Facility and the indentures limit the management fee annual payment to $1,500 unless certain financial maintenance tests are met. The Company has recorded an expense of $3,000 and $2,750, respectively, for this agreement for the year ended December 31, 1998 and the 1997 Period, of which $1,875 remains outstanding.

Related party transactions with affiliates of G&G, including Interstate Express and Glenshaw are summarized as follows:


                                                                                   Year ended                 1997
                                                                                December 31, 1998            Period
                                                                                -----------------           --------
         Purchases of freight .......................................                $ 3,340                $  1,367
         Payable for freight ........................................                     82                      78
         Purchases of inventory and other ...........................                  2,363                   2,853
         Payable for inventory and other ............................                     83                   1,034
         Allocation of aircraft charges .............................                    745                     270
         Sales of inventory and allocation of expenses ..............                  4,144                  15,038
         Receivable from sales of inventory and allocations .........                  2,047                   3,678

Other affiliates

Related party transactions with Consumers and its affiliates are summarized as follows:


                                                                                   Year ended                 1997
                                                                                December 31, 1998            Period
                                                                                -----------------           --------
         Purchases of inventory and other ...........................                $ 1,818                $   982
         Payable for inventory and other ............................                    141                    170
         Sales of molds and inventory ...............................                 14,200                  5,276
         Receivable from sales of molds and inventory ...............                 12,792                  2,113
         Allocation of expenses and other ...........................                 11,167                     --
         Receivable from allocation of expenses and other ...........                 10,060                     --

The receivables owed to the Company by Consumers and its affiliates were substantially paid in February 1999.

In September 1998, G&G entered (acting on behalf of Consumers) into an agreement to purchase the controlling interest in a European glass manufacturer and had advanced $17,300 toward that end. This amount was funded by G&G through an advance from the Company of approximately $17,300 in September 1998. The advance is evidenced by a promissory note which originally matured in January 1999. This advance was permitted through an amendment to the intercompany agreement, which was approved by the Company's Board of Directors. Management extended the maturity of the promissory note to March 31, 1999, and currently has an agreement in principle to further extend the maturity to May 15, 1999. The funds were obtained through borrowings under the Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2%. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the sellers are obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date, and will upon receipt, repay the advance from the Company. Discussions are continuing, but as of this date outstanding issues have not been resolved. Failing a resolution of the issues or a repayment of the advance, G&G intends to begin an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

In 1998, the Company advanced $950 to Consumers, which was repaid in February 1999.

All transactions with the Company and its affiliates are conducted on terms which, in the opinion of management, are no less favorable than with third parties. The sale of molds to Consumers is invoiced as cost plus a profit mark-up. The amount of this mark-up, $1,100, has been recorded as a contribution from shareholder and included in capital in excess of par value.

Stock Option Plan

The Company participates in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Options to purchase 1,066,500 shares of Consumers common stock, at exercise prices that range from $9.65 to $13.50 (Canadian dollars), were granted to all salaried employees of the Company in 1997. Options to purchase 51,000 shares of Consumers common stock at an exercise price of $9.75 were granted in 1998. The Company has elected to follow Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of employee stock options equals the market price of the stock on the date of the grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123").

Information related to stock options for the periods ended December 31, 1998 follow:


                                                                    Weighted       Weighted
                                                     Number          Average        Average
                                                       of            Exercise        Fair
                                                     Shares        Price (Cdn$)   Value (Cdn$)
                                                    ---------      ------------   ------------
         Options outstanding, February 5, 1997             --             --
               Granted .......................      1,066,500        $ 12.95        $ 4.43
               Exercised .....................             --             --
               Forfeited .....................             --             --
                                                    ---------        -------
         Options outstanding, December 31, 1997     1,066,500        $ 12.95
                                                    =========        =======
               Granted .......................         51,000        $  9.75        $ 4.35
               Exercised .....................             --             --
               Forfeited .....................        (47,500)         13.50        $ 4.53
                                                    ---------        -------
         Options outstanding, December 31, 1998     1,070,000        $ 12.77
                                                    =========        =======


339,667 of options are exercisable at December 31, 1998 and the weighted average remaining contractual life of the options is 8.9 years.

The Company applied APB 25 in accounting for these stock options and accordingly, no compensation cost has been reported in the financial statements for the periods ended December 31, 1998. In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest rate of 5.76%, (ii) expected option life of 5 years, (iii) expected volatility of 41.51% and (iv) no expected dividend yield.

Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below:


                                                                         Year ended          1997
                                                                      December 31, 1998      Period
                                                                      -----------------    ---------
         Net loss
               As reported .......................................        $ (9,770)        $(11,471)
               Pro forma .........................................         (10,858)         (11,617)
         Loss applicable to common stock
               As reported .......................................        $(22,807)        $(22,773)
               Pro forma .........................................         (23,895)         (22,919)
         Basic net loss per share applicable to common stock
               As reported .......................................        $  (5.12)        $  (7.11)
               Pro forma .........................................           (5.36)           (7.16)

NOTE 9 - PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

As part of the Anchor Acquisition, the Company assumed the pension plans previously maintained by Old Anchor. The Company has defined benefit retirement plans for salaried and hourly-paid employees. Effective December 31, 1998, the salary and hourly plans were merged. Benefits are calculated on a salary-based formula for salaried participants and on a service-based formula for hourly participants. The Company provides other post-retirement benefits to substantially all salaried, and certain hourly employees under several plans. SFAS 106 requires accrual of post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The Company also contributes to a multi-employer trust, and under the requirements of SFAS 106, recognizes as post-retirement benefit cost the required annual contribution. The Company's cash flows are not affected by implementation of SFAS 106. The components of net periodic benefit costs are summarized below:


                                                                             Pensions              Post-retirement
                                                                     ----------------------    ----------------------
                                                                     Year ended       1997     Year Ended     1997
                                                                        1998         Period       1998       Period
                                                                     ----------     --------   ----------     -------
         Service cost-benefits earned during the year ..........      $  4,137      $  3,934     $   737     $   755
         Interest cost on projected benefit obligation .........        29,689        28,219       3,905       3,855
         Return on plan assets .................................       (37,526)      (29,087)         --          --
                                                                      --------      --------     -------     -------
              Total periodic benefit cost ......................      $ (3,700)     $  3,066     $ 4,642     $ 4,610
                                                                      ========      ========     =======     =======

The Company has unfunded obligations related to its employee pension plans. The
 Retirement Protection Act of 1994 requires the Company to make significant additional funding contributions into its underfunded defined benefit retirement plans, under certain conditions, and will increase the premiums paid to the PBGC. Excluding payments made as part of the Anchor Acquisition, the Company funded required contributions of approximately $10,900 and $20,000, respectively, in 1998 and 1997. Effective January 1, 1998, a change to the market value asset valuation method for determining pension plan contributions was made. As a result, no further pension contributions were required in 1998 with respect to either current funding or past underfundings.

As an objection to the sale, the PBGC entered a determination to terminate Old Anchor's qualified defined benefit pension plans. However, in conjunction with the sale, the Company assumed all liabilities of the plans and funded $9,056 of plan contributions, previously unfunded following Old Anchor's filing of Chapter 11. Additionally, the Company issued $9,000 face amount of Series A Preferred Stock and Vitro, the parent of Old Anchor, has guaranteed to fund certain qualified defined benefit plan obligations, should the Company default on its obligations. Consequently, the PBGC agreed not to terminate the plans as a result of the acquisition and the assumption of the plans by the Company. The agreement with the PBGC requires the Company to appoint an independent trustee to hold the Series A Preferred Stock. The Company is in the process of selecting a trustee, but has not yet done so.

The funded status of the Company's pension and post-retirement plans, at December 31, are as follows:


                                                                                   Pensions                 Post-retirement
                                                                          ------------------------     ------------------------
                                                                          Year ended       1997        Year Ended        1997
                                                                             1998         Period          1998          Period
                                                                          ----------     ---------     ----------      --------
Change in benefit obligation:
    Benefit obligation at beginning of year ..................            $ 439,730      $ 424,831      $ 61,690       $ 60,559
       Service cost ..........................................                4,137          3,934           737            755
       Interest cost .........................................               29,689         28,219         3,905          3,855
       Actuarial gain (loss) .................................               (1,431)        11,956            49
       Benefits paid .........................................              (33,111)       (29,210)       (3,328)        (3,479)
                                                                          ---------      ---------      --------       --------
    Benefit obligation at end of year ........................              439,014        439,730        63,053         61,690
                                                                          =========      =========      ========       ========

Change in plan assets:
    Fair value of plan assets at beginning of year ...........              401,788        358,047            --             --
       Actual return on plan assets ..........................               35,863         51,310            --             --
       Employer contributions ................................               10,886         21,641            --
       Benefits paid .........................................              (33,111)       (29,210)           --             --
                                                                          ---------      ---------
    Fair value of plan assets at end of year .................              415,426        401,788            --             --
                                                                          =========      =========

    Funded status ............................................               23,588         37,942        63,053         61,690
       Unrecognized actuarial loss ...........................               10,267         10,884            --             --
                                                                          ---------      ---------      --------       --------
    Net amount recognized ....................................               33,855         48,826        63,053         61,690
                                                                          =========      =========      ========       ========

Amounts recognized in the balance sheet consists of:
    Accrued benefit liability ................................               33,697         48,286        63,053         61,690
    Additional minimum pension liability .....................                  158            540            --             --
                                                                          ---------      ---------      --------       --------
Net amount recognized ........................................            $  33,855      $  48,826      $ 63,053       $ 61,690
                                                                          =========      =========      ========       ========


Significant assumptions used in determining net periodic benefit cost and related obligations for the plans are as follows:


                                                                                   Pensions                 Post-retirement
                                                                          ------------------------     ------------------------
                                                                          Year ended       1997        Year Ended        1997
                                                                             1998         Period          1998          Period
                                                                          ----------     ---------     ----------      --------

         Discount rate .......................................               7.00%         7.25%          7.00%          7.25%
         Expected long-term rate of return on plan assets ....                9.5           9.0             --             --


Pension plan assets are held by an independent trustee and consist primarily of investments in equities, fixed income and government securities. There is currently no public market for the Series A Preferred Stock and no dividends have been paid during the current year. The Company has received a valuation of the contributed Series A Preferred Stock in the fourth quarter of 1997. Based upon this valuation, the Company was required to contribute approximately $745 to bring the total value of the Series A Preferred Stock contribution up to the $9,000 contributed value.

The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. In 1994, the salaried retirement and savings programs were changed, resulting in the freezing of benefits under the defined benefit pension plans for salaried employees and amending the defined contribution savings plan for salaried employees. Under the amended savings plan, the Company matched employees' basic contributions to the plan in an amount equal to 150% (through December 31, 1997) of the first 4% of an employee's compensation. Effective January 1, 1998, the Company match was reduced to 100% of the first 4% of an employee's compensation. Expenses under the savings programs for the year ended December 31, 1998 and the 1997 Period were approximately $2,010 and $2,000, respectively.

The Company also contributes to a multi-employer trust which provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the year ended December 31, 1998 and the 1997 Period were $4,107 and $3,781, respectively.

The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 1998 was 7.5% declining gradually to 5.0% by the year 2003, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 1998 by approximately $3,600 and the net post-retirement healthcare cost for the year ended December 31, 1998 by approximately $800. A one percentage point decrease in the assumed healthcare cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 1998 by approximately $12,800 and the net post-retirement healthcare cost for the year ended December 31, 1998 by approximately $660.

NOTE 10 - PLANT CLOSING COSTS

In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997 and included the liabilities assumed as part of the Anchor Acquisition cost. Closure of these facilities will result in the consolidation of underutilized manufacturing operations and is expected to be completed by February 5, 1999. Substantially all of the hourly and salaried employees at these plants, approximately 600 in total, have been terminated. Exit charges and the amounts charged against the liability as of December 31, 1998 are as follows:


                                                                                           Amount Charged
                                                                           Exit Charges   Against Liability
                                                                           ------------   -----------------

         Severance and employee benefit costs                                $ 13,000         $ 12,800
         Plant shutdown costs related to consolidation
              and discontinuation of manufacturing facilities                  12,800           12,700

NOTE 11 - INCOME TAXES

The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured at of December 31, 1998, management has deemed it appropriate to establish a valuation allowance against the net tax asset.

The following significant components of the deferred tax assets and liabilities are as follows:


                                                                                December 31,
                                                                            1998           1997
                                                                          --------       --------

         Deferred tax assets:
            Pension and post-retirement liabilities .................     $  8,400       $  1,200
            Reserves and allowances .................................        7,900         17,700
            Inventory uniform capitalization ........................        2,500             --
            Other ...................................................           --            300
            Tax loss carryforwards ..................................       32,800          2,900
                                                                          --------       --------
                                                                            51,600         22,100
         Deferred tax liabilities:
            Accumulated depreciation and amortization ...............       21,100           (600)
            Other current assets ....................................        1,700             --
            Other assets ............................................           --            200
                                                                          --------       --------
                                                                            22,800           (400)
                                                                          --------       --------
         Net deferred tax assets ....................................       28,800         22,500
         Valuation allowances .......................................      (28,800)       (22,500)
                                                                          --------       --------
         Net deferred tax assets after valuation allowance ..........     $     --       $     --
                                                                          ========       ========

The effective tax rate reconciliation is as follows:


                                                                                           Year ended         1997
                                                                                       December 31, 1998     Period
                                                                                       ----------------      ------

                  Federal rate .....................................................         (34)%             (34)%
                  State rate .......................................................          (5)               (5)
                  Permanent differences ............................................          12                25
                                                                                             ---               ---
                                                                                             (27)              (14)
                  Valuation allowance ..............................................          27                14
                                                                                             ---               ---
                  Effective rate ...................................................          --%               --%
                                                                                             ===               ===

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

Future minimum lease payments under non-cancelable operating leases are as follows:


         1999 ............................................................     $ 15,600
         2000 ............................................................       12,000
         2001 ............................................................       10,900
         2002 ............................................................       10,300
         2003 ............................................................       10,000
         After 2003 ......................................................        7,800
                                                                               --------
                                                                               $ 66,600
                                                                               ========

Rental expense for all operating leases for the year ended December 31, 1998 and the period from February 5, 1997 to December 31, 1997 were $17,745 and $17,547, respectively.

In connection with the Anchor Acquisition, the Company assumed and amended Old Anchor's lease of the headquarters facility located in Tampa, Florida and a related option to purchase. The term of the amended lease expired February 1, 1998. In January 1998, the Company exercised its option to purchase the headquarters facility and assigned such option to a third party purchaser of the facility. The Company has entered into a ten year lease pursuant to which the Company leases a portion of the headquarters facility.

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

The Company's labor contract with approximately 90% of its hourly personnel expires on March 31, 1999. Negotiations are presently being conducted, although a contract offer has yet to be advanced. If no satisfactory agreement is reached, and a work stoppage ensues, the Company believes that its cash position in the near term will be sufficient to continue operations on a reduced basis.

At December 31, 1998, the Company has hedged certain of its 1999 and 2000 estimated natural gas purchases through the purchase of natural gas futures in the amount of $19,033. These future contracts are accounted for as hedges of future production costs and accordingly, the unrealized loss of $1,528 on these contracts is deferred and will be included in the cost of inventory production in the month of the related future contract.

NOTE 14 - QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                                                 Quarter Ended
                                                  -----------------------------------------------------------
                                                   March 31,       June 30,       September 30,  December 31,
                                                     1998            1998            1998            1998
                                                  ---------      -------------    -------------  ------------
         Net sales                                $ 149,187       $ 175,215       $ 169,211       $ 149,705
         Cost of products sold                      143,393         158,410         154,467         137,986
         Restructuring charges                           --              --           4,000             400
         Selling and administrative expenses          7,193           7,241           7,763           8,049
                                                  ---------       ---------       ---------       ---------
           Income (loss) from operations             (1,399)          9,564           2,981           3,270
         Other income (expense), net                   (153)            313              (5)          2,757
         Interest expense                            (6,204)         (6,876)         (6,867)         (7,151)
                                                  ---------       ---------       ---------       ---------
           Net income (loss)                      $  (7,756)      $   3,001       $  (3,891)      $  (1,124)
                                                  =========       =========       =========       =========


                                                 Period from                    Quarter Ended
                                                 February 5  to  --------------------------------------------
                                                  March 31,       June 30,      September 30,    December 31,
                                                    1997            1997            1997              1997
                                                  --------       ---------      ------------     ------------
         Net sales                                $ 94,104       $ 167,037       $ 154,495       $ 153,805
         Cost of products sold                      92,682         151,603         141,845         137,579
         Selling and administrative expenses         4,395           6,781           6,951           6,993
                                                  --------       ---------       ---------       ---------
           Income (loss) from operations            (2,973)          8,653           5,699           9,233
         Other income (expense), net                   (66)            277              23          (2,836)
         Interest expense                           (3,004)         (4,878)         (4,843)         (5,556)
                                                  --------       ---------       ---------       ---------
           Income (loss) before
               extraordinary item                   (6,043)          4,052             879             841
         Extraordinary item                             --         (11,200)             --              --
                                                  --------       ---------       ---------       ---------
           Net income (loss)                      $ (6,043)      $  (7,148)      $     879       $     841
                                                  ========       =========       =========       =========

                 INDEX TO FINANCIAL INFORMATION FOR OLD ANCHOR


                                                                                         Page No.
                                                                                         --------
     CONSOLIDATED FINANCIAL STATEMENTS:

               Report of Independent Public Accountants                                     H-2

                   Consolidated Statements of Operations -
                     Period from January 1, 1997 to February 4, 1997 and
                     Year Ended December 31, 1996                                           H-3

                   Consolidated Balance Sheets-
                     February 4, 1997 and December 31, 1996                                 H-4

                   Consolidated Statements of Cash Flows Period from January 1,
                     1997 to February 4, 1997 and
                     Year Ended December 31, 1996                                           H-6

                   Consolidated Statements of Stockholder's
                     Equity (Deficiency in Assets)-
                     Period from January 1, 1997 to February 4, 1997 and
                     Year Ended December 31, 1996                                           H-8

                   Notes to Consolidated Financial Statements                               H-9


     SELECTED CONSOLIDATED FINANCIAL DATA                                                   H-25

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                                           H-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Anchor Glass Container Corporation:

         We have audited the accompanying consolidated balance sheets of Anchor Resolution Corp. (Debtor-in-Possession) (the Company) as of February 4, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholder's equity (deficiency in assets) and cash flows for the period from January 1, 1997 to February 4, 1997, and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Resolution Corp. as of February 4, 1997, and December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1997, to February 4, 1997, and the year ended December 31, 1996 in conformity with generally accepted accounting principles.

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


ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 27, 1998

                            ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




                                                                  Period from January 1,         Year Ended
                                                                      to February 4,            December 31,
                                                                           1997                     1996
------------------------------------------------------------------------------------------------------------

Net sales ....................................................           $ 62,560                 $ 814,370
Costs and expenses:
     Cost of products sold ...................................             70,608                   831,612
     Selling and administrative expenses .....................              3,745                    39,570
     Restructuring and other charges .........................                 --                    49,973
     Impairment of long-lived assets .........................                 --                   490,232
     Write-up assets held for sale ...........................                 --                    (8,967)

Loss from operations .........................................            (11,793)                 (588,050)

Other income (expense), net ..................................               (595)                  (10,020)
Interest expense (1997 and 1996 contractual interest
     of $5,353 and $57,768, respectively) ....................             (2,437)                  (48,601)
                                                                         --------                 ---------

Loss before reorganization items, income taxes
     and extraordinary items .................................            (14,825)                 (646,671)
Reorganization items .........................................               (827)                   (5,008)
                                                                         --------                 ---------

Loss before income taxes and extraordinary item ..............            (15,652)                 (651,679)
Income taxes .................................................                 --                     1,825
                                                                         --------                 ---------

Loss before extraordinary item ...............................            (15,652)                 (653,504)

Extraordinary item-
     Write-off of deferred financing fees, net of nil tax ....                 --                    (2,336)
                                                                         --------                 ---------

Net loss .....................................................           $(15,652)                $(655,840)
                                                                         ========                 =========

See Notes to Consolidated Financial Statements

                            ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                                        February 4,              December 31,
Assets                                                                     1997                      1996
---------------------------------------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents ....................................           $  3,449                 $   4,898
Accounts receivable, less allowance for doubtful accounts
     of $1,630 and $1,503 ....................................             60,978                    55,851
Inventories-
     Raw materials and manufacturing supplies ................             29,649                    28,528
     Semi-finished and finished products .....................            119,082                   115,891
Other current assets .........................................             19,184                    18,593
                                                                         --------                 ---------
         Total current assets ................................            232,342                   223,761

---------------------------------------------------------------------------------------------------------------------

Property, plant and equipment:
     Land and land improvements ..............................             10,405                    10,405
     Buildings ...............................................            120,377                   120,377
     Machinery, equipment, and molds .........................            531,827                   524,643
     Less accumulated depreciation ...........................           (350,967)                 (344,655)
                                                                         --------                 ---------
                                                                          311,642                   310,770





---------------------------------------------------------------------------------------------------------------------


Other assets .................................................             50,943                    52,072

Intangible pension asset .....................................             17,140                    17,140

Investment in joint venture ..................................             39,734                    39,725
                                                                         --------                 ---------

                                                                         $651,801                 $ 643,468
                                                                         ========                 =========



See Notes to Consolidated Financial Statements

                            ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)





                                                                        February 4,             December 31,
Liabilities and Stockholders' Equity (deficiency in assets)                1997                     1996
------------------------------------------------------------------------------------------------------------

Liabilities not subject to compromise:
Current liabilities:
Debtor-in-Possession Facility ................................           $107,939                 $  90,455
Senior Secured Notes .........................................            158,025                   158,025
Accounts payable .............................................             32,558                    25,727
Accrued expenses .............................................             35,192                    32,740
Accrued interest .............................................                914                     1,510
Accrued compensation and employee benefits ...................             58,545                    60,423
                                                                         --------                 ---------
     Total current liabilities ...............................            393,173                   368,880

------------------------------------------------------------------------------------------------------------

Pension liabilities ..........................................             44,198                    44,179
Other long-term liabilities ..................................            120,206                   119,722
                                                                         --------                 ---------
                                                                          164,404                   163,901
Liabilities subject to compromise ............................            379,183                   379,994
                                                                         --------                 ---------

  Total liabilities ..........................................            936,760                   912,775


Commitments and contingencies


------------------------------------------------------------------------------------------------------------

Stockholder's Equity (deficiency in assets):
Common stock - $.10 par value: authorized 1,000 shares,
     issued and outstanding, 1 share .........................                 --                        --
Capital in excess of par value ...............................            576,300                   576,300
Accumulated deficit ..........................................           (838,865)                 (823,213)
Amount related to minimum pension liability ..................            (22,394)                  (22,394)
                                                                         --------                 ---------
                                                                         (284,959)                 (269,307)
                                                                         --------                 ---------

                                                                         $651,801                 $ 643,468
                                                                         ========                 =========

                            ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                           Period from January 1,          Year Ended
                                                                               to February 4,             December 31,
                                                                                    1997                      1996
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Loss before extraordinary item .............................                    $(15,652)                $(653,504)
  Adjustments to reconcile loss before extraordinary
       Item to net cash provided by (used in) operating activities:
           Impairment of long-lived assets ...................                          --                   490,232
           Write-up of assets held for sale ..................                          --                    (8,967)
           Restructuring and other charges ...................                          --                    49,973
           Depreciation ......................................                       6,312                    72,537
           Amortization ......................................                       1,293                    29,119
           Other .............................................                         127                     3,131
Decrease in cash resulting from changes
  in assets and liabilities ..................................                      (3,507)                  (19,697)
Increase in cash resulting from changes
  in prepetition liabilities .................................                          --                     8,765
                                                                                  --------                 ---------
                                                                                   (11,427)                  (28,411)


----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Expenditures for property, plant and equipment .............                      (7,186)                  (46,254)
  Proceeds from sales of property, plant and
       equipment .............................................                          --                    14,022
  Investment in joint venture ................................                         (10)                  (18,552)
  Other ......................................................                        (304)                  (13,108)
                                                                                  --------                 ---------
                                                                                    (7,500)                  (63,892)

----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ...................                          --                    80,000
  Principal payments on long-term debt .......................                          (6)                  (92,191)
  Capital contribution from Vitro S.A ........................                          --                    92,484
  Sale of accounts receivable ................................                          --                        --
  Net draws on Debtor-In-Possession Facility .................                      17,484                    90,455
  Draws on Prepetition Credit Agreement ......................                          --                        --
  Repayments on Prepetition Credit Agreement .................                          --                   (83,000)
  Other, primarily financing fees ............................                          --                    (8,862)
                                                                                  --------                 ---------
                                                                                    17,478                    78,886

Cash and cash equivalents:
  Increase (decrease) in cash and cash equivalents ...........                      (1,449)                  (13,417)
  Balance, beginning of period ...............................                       4,898                    18,315
                                                                                  --------                 ---------
  Balance, end of period .....................................                    $  3,449                 $   4,898
                                                                                  ========                 =========

                            ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                   Period from January 1,       Year Ended
                                                                                      to February 4,           December 31,
                                                                                           1997                    1996
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash provided by (used in) operating activities reflects net cash payments for interest and taxes as follows:

Interest .....................................................                           $  3,033                 $  51,412
Income taxes (refunds), net ..................................                           $     --                 $    (209)

In addition, the Company had the following non-cash activities:
  Extraordinary item write-off of deferred financing
  Fees .......................................................                           $     --                 $   2,336

Increase (decrease) in cash resulting from changes
in assets and liabilities:
  Accounts receivable ........................................                           $ (5,127)                $ (15,351)
  Inventories ................................................                             (4,312)                   36,154
  Other current assets .......................................                               (591)                   (1,623)
  Accounts payable, accrued expenses and
       other current liabilities .............................                              6,645                   (26,246)
Other, net ...................................................                               (122)                  (12,631)
                                                                                         --------                 ---------
                                                                                         $ (3,507)                $ (19,697)
                                                                                         ========                 =========


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




                                                                                                     Total
                                                                                                  Stockholder's
                                          Common     Capital in      Retained        Minimum         Equity
                                           Stock      Excess of      Earnings        Pension       (Deficiency
                                            (A)       Par Value      (Deficit)      Liability       in Assets)
---------------------------------------------------------------------------------------------------------------

Balance, January 1, 1996                   $   --      $483,816      $(167,373)      $(26,840)      $ 289,603

Capital contributions from Vitro, S.A          --        92,484             --             --          92,484

Amount related to minimum
  pension liability                            --            --             --          4,446           4,446

Net loss                                       --            --       (655,840)            --        (655,840)

---------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                     --       576,300       (823,213)       (22,394)       (269,307)

Net loss                                       --            --        (15,652)            --         (15,652)


---------------------------------------------------------------------------------------------------------------

Balance, February 4, 1997                  $   --      $576,300      $(838,865)      $(22,394)      $(284,959)

-----------------
(A)      One share, $.10 par value outstanding

See Notes to Consolidated Financial Statements

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

Business Segment

The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, food, iced tea, distilled spirits, wine and soft drink industries. The Company markets its products throughout the United States. The Company's international operations and export sales are insignificant. Sales to Anheuser-Busch represented 6% and 11% of total net sales for the 1997 Interim Period and the year ended 1996, respectively. As a result of the current highly competitive environment, the Company had been informed by Anheuser-Busch that the Company's 1996 and future volume allocations would be reduced. Additionally, sales to The Stroh Brewery Company represented 10.0% and 10.8% of total net sales for the 1997 Interim Period and the year ended 1996.

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

The excess of cost over fair value of net assets acquired had been amortized on a straight line basis over a 40 year period. Amortization expense, included as a component of cost of products sold, for the year ended December 31, 1996 was $13,920.

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

Post-retirement Benefits

Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Post-retirement Benefits Other Than Pensions ("SFAS 106") requires accrual of post-retirement benefits (such as healthcare benefits) during the period that an employee provides service. The transition obligation from the adoption of SFAS 106 approximated $3,400 and is being amortized on a straight-line basis over a period of twenty years. This accounting method has no effect on the Company's cash outlays for these retirement benefits.

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

The following unaudited pro forma condensed balance sheet gives effect to the sale of assets and business and payoff of the DIP Facility (as defined) described above as if such transactions occurred on February 4, 1997:


         Cash .....................................................................................             $ 223,000
         Other current assets .....................................................................                 7,500
         Investment in Common Stock of Anchor Glass Container Corporation .........................                 2,500
         Investment in Preferred Stock of Anchor Glass Container Corporation ......................                47,000
         Property, plant and equipment ............................................................                 7,000
         Other assets .............................................................................                10,000
                                                                                                                ---------
                  Total assets ....................................................................             $ 297,000
                                                                                                                ---------
         Liabilities not subject to compromise:
         Current liabilities ......................................................................             $ 165,000
             Other long-term liabilities ..........................................................                16,000
             Liabilities subject to compromise ....................................................               375,000
                                                                                                                ---------
                  Total liabilities ...............................................................               556,000
                                                                                                                ---------
                  Deficiency in assets ............................................................             $(259,000)
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

Effective June 18, 1992, the Company issued $100,000 aggregate principal amount of 10.25% Senior Notes due June 30, 2002 (the "Exchange Notes"). The Company then completed an exchange offer with the exchange of all Exchange Notes for a like principal amount of 10.25% Senior Notes due 2002, Series A (the "Senior Notes"), issued under an Indenture dated as of October 15, 1992 between the Company and Continental Bank, National Association, as Trustee. The Senior Notes are unsecured obligations of the Company ranking senior in right of payment to the Debentures (described below) and equal with all other existing and future senior indebtedness of the Company. Interest is payable semi-annually in arrears on each June 30 and December 31. Interest has not been paid or accrued following the Petition Date.

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



                                                                                        Amount
                                                                                        Charged
                                                                  Restructuring         Against
                                                                     Charges           Liability
                                                                  -------------       -----------

     1996 RESTRUCTURING PLAN
     Severance and employee benefit costs                            $ 10,800           $ 10,800
     Plant shutdown costs related to consolidation
        and discontinuation of manufacturing activities              $ 14,300           $ 12,600

     1994/1995 RESTRUCTURING PLAN
     Severance and employee benefit costs                            $ 18,300           $ 18,300
     Plant shutdown costs related to consolidation
        and discontinuation of manufacturing activities              $ 20,900           $ 18,500


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

NOTE 9 - SALE AND LEASEBACK

In July and August 1995, the Company entered into sale and leaseback transactions of certain manufacturing equipment located at four of the Company's manufacturing facilities. Under the sale agreements, the Company sold the equipment at an aggregate net selling price of approximately $48,300. In addition, the Company entered into agreements to lease back the equipment for a nine-year term at an average annual rental of approximately $7,600. The deferred gain of approximately $14,200, representing the excess of the selling price over the net book value of the equipment, is being amortized at approximately $1,600 annually over the nine year operating lease term.

NOTE 10 - RELATED PARTY INFORMATION

Container

There have been no material transactions between the Company and Container or its subsidiaries in the 1997 Interim Period and in the year ended 1996. During 1996, the Company sold a previously closed manufacturing facility to Container for proceeds of approximately $750 of cash and a note receivable of $2,800.

Vitro

Related party transactions with Vitro and its consolidated subsidiaries for the year ended December 31, 1996 are summarized as follows:



           Purchases of equipment..................                 $  7,183
           Payable for equipment...................                    2,078
           Purchases of inventory..................                    6,978
           Payable for inventory...................                    1,582
           Sales of inventory......................                   23,376
           Receivable from sales of inventory......                    3,100
           Other receivables.......................                       --
           Equipment deposits......................                    2,187

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

The significant components of the deferred tax assets and liabilities are as follows:


                                                                    February 4,     December 31,
                                                                       1997             1996
                                                                    -----------     ------------
Deferred tax assets:
       Acquired tax benefits......................................   $  27,700       $  27,700
       Post acquisition loss carryforwards.......................      112,000         106,000
       Pension and post-retirement liabilities....................      55,300          55,300
       Accruals and reserves......................................      50,300          50,300
                                                                     ---------       ---------
                                                                       245,300         239,300
       Valuation allowance........................................    (158,400)       (152,400)
                                                                     ---------       ---------
                                                                        86,900          86,900
                                                                     ---------       ---------
Deferred tax liabilities:
       Property, plant and equipment..............................      55,000          55,000
       Inventories................................................      22,300          22,300
       Receivables and other assets...............................       9,600           9,600
                                                                     ---------       ---------
                                                                        86,900          86,900
                                                                     ---------       ---------
Net deferred tax asset............................................   $      --       $      --
                                                                     =========       =========

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

NOTE 12 - PENSION PLANS

The Company has defined benefit retirement plans for salaried and hourly-paid employees. Benefits are calculated on a salary-based formula for salaried plans and on a service-based formula for hourly plans. Effective December 31, 1994, the Company changed its defined benefit plans for salaried employees resulting in the freezing of benefits, as discussed below. Pension costs incurred in the 1997 Interim Period were $848. Pension costs for the year ended December 31, 1996 are summarized below.




Service cost-benefits earned during the year..................               $   5,266
Interest cost on projected benefit obligation.................                  28,646
Return on plan assets.........................................                 (28,270)
Net amortization and deferral.................................                   2,442
Curtailment (gain) loss.......................................                     964
                                                                             ---------

   Total pension cost.........................................               $   9,048
                                                                             =========


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

The funded status of the Company's pension plans at December 31, 1996, the latest valuation date, follows:


                                                                                1996
                                                                 ---------------------------------
                                                                  Accumulated        Assets Exceed
                                                                   Benefits            Accumulated
                                                                 Exceed Assets          Benefits
                                                                 -------------       -------------
Actuarial present value of accumulated plan benefits:
      Vested benefit obligation............................        $ 290,589            $ 107,015
                                                                   =========            =========
      Accumulated benefit obligation.......................        $ 301,349            $ 107,015
                                                                   =========            =========
Projected benefit obligation...............................          301,349              107,015
Plan assets at fair value..................................          218,013              116,139
                                                                   ---------            ---------
Projected benefit obligation in excess of
      (less than) plan assets..............................           83,336               (9,124)
Amounts not recognized -
      Subsequent losses....................................          (22,394)              (3,817)
      Prior service cost...................................          (17,140)                  --
Additional minimum liability...............................           39,534                   --
                                                                   ---------            ---------
Accrued (prepaid) pension cost ............................        $  83,336            $ (12,941)
                                                                   =========            =========

Significant assumptions (weighted average rates) used in determining net pension cost and related pension obligations for the benefit plans for 1996 were as follows:


                                                              1996
                                                              ----
Discount rate ....................................            7.50%
Expected long-term rate of return
   on plan assets ................................             9.0
Rate of increase on compensation
   level .........................................             5.0

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

The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. Expenses under these programs for the 1997 Interim Period and the year ended December 31, 1996 were approximately $237 and $2,817, respectively.

NOTE 13 - POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides benefits to substantially all salaried, and certain hourly employees under several plans. SFAS 106 requires accrual of post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The Company also contributes to a multi-employer trust, and under the requirements of SFAS 106, recognizes as post-retirement benefit cost the required annual contribution.

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

The accumulated post-retirement benefit obligation at December 31, 1996, the latest valuation date, is as follows:


                                                                        December 31,
                                                                           1996
------------------------------------------------------------------------------------

         Retirees .........................................              $ 38,403
         Eligible plan participants .......................                 8,743
         Other active plan participants ...................                14,273
                                                                         --------
                                                                           61,419
         Unrecognized gain ................................                 4,698
         Unrecognized transition obligation ...............                (2,695)
                                                                         --------
         Accrued post-retirement benefit costs ............              $ 63,422
                                                                         ========

Net post-retirement benefit costs for the 1997 Interim Period were $643. Net post-retirement benefit costs for the year ended December 31, 1996 consist of the following components:


------------------------------------------------------------------------------------

         Service cost - benefits earned during the year .............      $1,052
         Interest cost on accumulated post-retirement
             benefit obligation .....................................       4,200
         Net amortization and deferral ..............................         168
                                                                           ------
                                                                           $5,420
                                                                           ======

The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 1996 was 9.0% declining gradually to 5.5% by the year 2003, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by approximately 12% and the net post-retirement healthcare cost for the year ended December 31, 1996 by approximately 13%. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% for 1996.

The Company also contributes to a multi-employer trust which provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the 1997 Interim Period and the year ended December 31, 1996, were $360 and $4,990, respectively.

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

Future minimum lease payments under non-cancelable operating leases are as follows:


          1997................................................................    $22,100
          1998................................................................     17,600
          1999................................................................     13,300
          2000................................................................      9,700
          2001................................................................      8,600
          After 2001..........................................................     20,300
                                                                                  -------
                                                                                  $91,600
                                                                                  =======

Rental expense for all operating leases for the 1997 Interim Period and the year ended December 31, 1996 was $3,012 and $19,770, respectively.

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

                            ANCHOR RESOLUTION CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain historical financial information of Old Anchor. The selected financial data for the period from January 1, 1997 to February 4, 1997 (the "Interim Period 1997") and the three years ended December 31, 1996 has been derived from Old Anchor's consolidated financial statements. The following information should be read in conjunction with Old Anchor's consolidated financial statements, including notes thereto, and the related Old Anchor Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.


                                                                                                             INTERIM
                                                                     YEARS ENDED DECEMBER 31,                 PERIOD
                                                         -------------------------------------------------------------
                                                             1994               1995            1996            1997
                                                         -----------         ---------       ---------       ---------
                                                                             (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales                                                $ 1,089,317       $   956,639       $ 814,370       $  62,560
Cost of products sold                                        996,780           906,393         831,612          70,608
Selling and administrative expenses                           52,371            48,998          39,570           3,745
Restructuring and other charges(1)                            79,481            10,267          49,973              --
Impairment of long-lived assets(2)                                --                --         490,232              --
Write-up of assets held for sale(1)                               --                --          (8,967)             --
                                                         -----------       -----------       ---------       ---------
Income (loss) from operations                                (39,315)           (9,019)       (588,050)        (11,793)
Other income (expense), net                                   (2,385)              171         (10,020)           (595)
Interest expense(3)                                          (56,070)          (56,871)        (48,601)         (2,437)
                                                         -----------       -----------       ---------       ---------
Income (loss) before reorganization
   items, income taxes, extraordinary
   items and cumulative effect of
   accounting change                                         (97,770)          (65,719)       (646,671)        (14,825)
Reorganization items                                              --                --          (5,008)           (827)
Income taxes(4)                                                 (250)             (250)         (1,825)             --
Extraordinary items(5)                                            --                --          (2,336)             --
Cumulative effect of accounting
  change(4)                                                       --                --              --              --
                                                         -----------       -----------       ---------       ---------
Net income (loss)                                        $   (98,020)      $   (65,969)      $(655,840)      $ (15,652)
                                                         ===========       ===========       =========       =========

OTHER FINANCIAL DATA:
Net cash provided by (used in)
  operating  activities                                  $    27,914       $       430       $ (28,411)      $ (11,427)
Net cash used in investing activities                        (96,655)          (48,500)        (63,892)         (7,500)
Net cash provided by financing
  activities                                                  28,467            52,198          78,886          17,478
Depreciation and amortization                                100,476            99,915         101,656           7,605
Capital expenditures                                          93,833            70,368          46,254           7,186

BALANCE SHEET DATA (AT END OF PERIOD):
Accounts receivable                                      $    66,618       $    40,965       $  55,851       $  60,978
Inventories                                                  176,769           180,574         144,419         148,731
Total assets                                               1,264,488         1,208,348         643,468         651,801
Total debt(6)                                                584,671           557,450         552,848         570,335
Total stockholder's equity (deficiency
  in assets)                                                 324,554           289,603        (269,307)       (284,959)

-------------------------
(1) Restructuring and other charges reflects Old Anchor's implementation of a series of restructuring plans in an effort to respond to the continued decline in the industry sales volume combined with, in

         1996, the loss of a significant portion of the business of Old Anchor's largest customer. The following represents information regarding the amounts charged against the restructuring liability for old Anchor's restructuring plans:


                                                                                          AMOUNT CHARGED
                                                                                         AGAINST LIABILITY
                                                                       RESTRUCTURING     AS OF DECEMBER 31,
                                                                          CHARGES               1996
                                                                       -------------     ------------------
                                                                             (DOLLARS IN THOUSANDS)
         1996 RESTRUCTURING PLAN
         Plant shutdown costs, including severance costs and
         pension curtailment losses                                        $25,100             $20,100
         Writedown of certain manufacturing assets to net
         realizable value                                                   24,900                  --
         1994/1995 RESTRUCTURING PLAN
         Plant shutdown costs, including severance costs and
         pension curtailment losses                                        $39,200             $33,700
         Writedown of certain manufacturing assets to net
         realizable value                                                   36,600                  --
         Writedown of previously shutdown manufacturing
         facilities to net realizable value                                 14,000                  --

         During the year ended December 31, 1996, Old Anchor recorded an adjustment to the carrying value of certain idled facilities held for sale. These assets were previously written down to an estimated net realizable value. Upon a current evaluation of quotes and offers on these properties in 1996, Old Anchor increased their net carrying value by approximately $9.0 million. The balance of the restructuring liability is anticipated to be expended and charged against the liability over the next three years.
(2) Impairment of long-lived assets reflects the adjustment for the write-off of goodwill and other long-lived assets. As a result of the declining profitability, diminishing cash flow and the bankruptcy proceedings, the recoverable value of the carrying amount of long-lived assets and intangibles was reviewed for impairment. Based upon this review, the amount of remaining excess of the purchase price over the fair value of net assets acquired at December 31, 1996, of $457.2 million and other long-lived assets of $33.0 million were written off in the year ended December 31, 1996. The excess cost over fair value of net assets acquired had been amortized on a straight-line basis over a 40 year period. Amortization expense, included as a component of cost of products sold, was approximately $13.9 million for each of the years ended December 31, 1996, 1995 and 1994. See Old Anchor's Notes to the Consolidated Financial Statements.
(3) Because of Chapter 11 proceedings, there has been no accrual of interest on the $100.0 million 10.25% Senior Notes or the $200.0 million 9.875% Senior Subordinated Debentures since September 12, 1996. If accrued, interest expense would have increased $2.9 million and $9.2 million, respectively during the 1997 Interim Period and the year ended December 31, 1996.
(4) Income tax provision reflects any additional valuation allowances required to be recorded under SFAS 109. The adoption of SFAS 109 effective January 1, 1993 resulted in an increase in the cumulative net deferred tax asset by $1.8 million. Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance.
(5) Extraordinary item in the year ended December 31, 1996, results from the write-off of financing costs related to debt extinguished during the relevant periods, net of taxes.
(6) Total debt as of December 31, 1996 includes $462.3 million of prepetition liabilities and $90.5 million outstanding under Old Anchor's debtor-in-possession credit facility.

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


                                                         YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------
                                                      1995                     1996
                                                      ----                     ----
                                              AMOUNT       PERCENT      AMOUNT       PERCENT
                                             --------      -------     --------      -------
                                                         (dollars in millions)
Net sales                                    $  956.6       100.0%     $  814.4       100.0%
Cost of products sold                           906.4        94.8         831.6       102.1
Selling and administrative expenses              49.0         5.1          39.6         4.9
Restructuring and other charges                  10.3         1.1          50.0         6.1
Impairment of long-lived assets                    --          --         490.2        60.2
Write-up of assets held for sale                   --          --          (9.0)       (1.1)
Loss from operations                             (9.1)       (1.0)       (588.0)      (72.2)
Interest expense                                 56.8         5.9          48.6         6.0
Loss before reorganization items,
   income taxes and extraordinary items         (65.7)       (6.9)       (646.7)      (79.4)
Loss before extraordinary items                 (66.0)       (6.9)       (653.5)      (80.2)
Net loss                                        (66.0)       (6.9)       (655.8)      (80.5)

         The net loss for the year ended December 31, 1996 was $655.8 million compared to a net loss of $66.0 million for 1995. Included in the loss for 1996 is the impairment of long-lived assets of $490.2 million. Included in the 1996 and 1995 results were first quarter charges of $50.0 million and $10.3 million, respectively, for Old Anchor's s 1996 and 1995 restructuring programs. Excluding the effect of these items, net loss would have been $115.6 million compared to $55.7 million for 1995.

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

         Old Anchor obtained debtor-in-possession ("DIP") financing from Foothill Capital Corporation, as agent and Congress Financial Corporation, as co-agent (the "Lender Group") to provide for a $130.0 million DIP Credit Facility (the "DIP Facility"), which was approved by the Bankruptcy Court on November 15, 1996. The DIP Facility, which would expire September 30, 1997, provided up to 130.0 million under a borrowing base formula, less prepetition advances under Old Anchor's then existing Prepetition Credit Facility with the Lender Group, on terms substantially the same as the Prepetition Credit Facility.

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

         On February 5, 1997, Anchor Glass Container Corporation ("New Anchor"), a wholly-owned subsidiary of Consumers Packaging, Inc. ("CPI"), and Owens-Brockway Glass Container, Inc. ("OI") acquired substantially all of the assets and business of Old Anchor in accordance with the terms of the Asset Purchase Agreement, dated December 18, 1996 (the "Agreement") as discussed in
Note 2 to the Notes to Consolidated Financial Statements. The total purchase price approximated $387.0 million, excluding fees of approximately $9.9 million. The purchase price received from OI amounted to approximately $128.4 million and was received in cash. The remaining purchase price of approximately $250.0 million from New Anchor was comprised of approximately $200.5 million in cash, $47.0 million face amount (1,879,320 shares) of mandatorily redeemable 10% cumulative convertible preferred stock and $2.5 million of common stock (490,898 shares with an estimated value of $5.00 per share) of New Anchor. The purchase price is subject to adjustment as defined in the Agreement.

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

                                         ANCHOR GLASS CONTAINER CORPORATION

Date: March 30, 1999                     By /s/   M. William Lightner, Jr.
                                           ------------------------------------
                                         M. William Lightner, Jr.
                                         Senior Vice President, Finance
                                         Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 1999.


/s/   Richard M. Deneau
--------------------------------------
Richard M. Deneau
President and Chief Operating Officer


/s/   M. William Lightner, Jr.
--------------------------------------
M. William Lightner, Jr.
Senior Vice President, Finance
Chief Financial Officer and Treasurer


Directors:


/s/  Paul H. Farrar
--------------------------------------
Paul H. Farrar


/s/  John J. Ghaznavi
--------------------------------------
John J. Ghaznavi


/s/  David T. Gutowski
--------------------------------------
David T. Gutowski


/s/  M. William Lightner, Jr.
--------------------------------------
M. William Lightner, Jr.


/s/  Christopher M. Mackey
--------------------------------------
Christopher M. Mackey


/s/  C. Kent May
--------------------------------------
C. Kent May



--------------------------------------
Robert C. Ruocco


/s/  William  J. Shaw
--------------------------------------
William J. Shaw


/s/  Myron M. Sheinfeld
--------------------------------------
Myron M. Sheinfeld