Form 10-Q
period 1999-06-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 1999-08-13
CIK 1052163

===============================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Number of shares outstanding of each class of common stock at August 12, 1999:

              Class A - 555,868 shares, Class B - 902,615 shares,
                         and Class C - 174,142 shares.


===============================================================================

                       ANCHOR GLASS CONTAINER CORPORATION

                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 1999


                                     INDEX

                                                                                Page No.
                                                                                --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements:

             Condensed Statements of Operations and Comprehensive Income -
                    Three and Six Months Ended June 30, 1999 and 1998               3

             Condensed Balance Sheets -
                    June 30, 1999 and December 31, 1998                             4

             Condensed Statements of Cash Flows -
                    Six Months Ended June 30, 1999 and 1998                         5

             Notes to Condensed Financial Statements                                6

      Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                      7

      Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk                                             11

PART II - OTHER INFORMATION                                                        12

SIGNATURES                                                                         13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANCHOR GLASS CONTAINER CORPORATION
          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


                                                        Six Months Ended                   Three Months Ended
                                                             June 30,                           June 30,
                                                  ----------------------------       -----------------------------
                                                     1999              1998             1999               1998
                                                 -----------       -----------       -----------       -----------
Net sales                                        $   316,582       $   324,402       $   169,655       $   175,215

Costs and expenses:
        Cost of products sold                        291,683           301,803           153,746           158,410
        Selling and administrative expenses           13,881            14,434             5,837             7,241
                                                 -----------       -----------       -----------       -----------

Income from operations                                11,018             8,165            10,072             9,564

Other income, net                                        583               160               334               313

Interest expense                                     (14,629)          (13,080)           (7,317)           (6,876)
                                                 -----------       -----------       -----------       -----------

Net income (loss)                                     (3,028)           (4,755)            3,089             3,001

Preferred stock dividends                             (6,690)           (6,391)           (3,383)           (3,231)
                                                 -----------       -----------       -----------       -----------

Loss applicable to common stock                  $    (9,718)      $   (11,146)      $      (294)      $      (230)
                                                 ===========       ===========       ===========       ===========

Basic net loss per share applicable
        to common stock                          $     (1.85)      $     (3.06)      $     (0.06)      $     (0.06)
                                                 ===========       ===========       ===========       ===========

Basic weighted average number of
        common shares outstanding                  5,251,356         3,646,384         5,251,356         3,789,818
                                                 ===========       ===========       ===========       ===========
Comprehensive Income (loss)                      $    (3,028)      $    (4,755)      $     3,089       $     3,001
                                                 ===========       ===========       ===========       ===========


See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   June 30, 1999    December 31, 1998
                                                                                   -------------    -----------------
                                                                                    (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                  $   6,177         $   4,106
         Accounts receivable                                                           61,923            86,846
         Advance to affiliate                                                          17,603            17,866
         Inventories:
                 Raw materials and manufacturing supplies                              24,417            23,099
                 Finished products                                                     78,386            81,230
         Other current assets                                                           6,718             8,304
                                                                                    ---------         ---------
                        Total current assets                                          195,224           221,451

Property, plant and equipment, net                                                    315,537           316,705
Other assets                                                                           30,091            22,839
Strategic alliances with customers                                                     12,377            26,187
Goodwill                                                                               52,292            53,780
                                                                                    ---------         ---------
                                                                                    $ 605,521         $ 640,962
                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Revolving credit facility                                                  $  44,379         $  50,162
         Current maturities of long-term debt                                           1,022               840
         Accounts payable                                                              39,249            51,838
         Accrued expenses                                                              26,918            36,458
         Accrued interest                                                               6,002             5,970
         Accrued compensation and employee benefits                                    21,478            27,249
                                                                                    ---------         ---------
                        Total current liabilities                                     139,048           172,517

Long-term debt                                                                        203,470           202,920
Long-term pension liabilities                                                          32,650            33,855
Long-term post-retirement liabilities                                                  61,239            59,853
Other long-term liabilities                                                            50,997            47,896
                                                                                    ---------         ---------
                                                                                      348,356           344,524
Commitments and contingencies

Redeemable preferred stock                                                             55,983            55,983
                                                                                    ---------         ---------
Stockholders' equity:
         Preferred stock                                                                   34                34
         Issuable preferred stock                                                      17,593            13,679
         Common stock                                                                     163               163
         Warrants                                                                      18,073            18,073
         Capital in excess of par value                                                94,565            94,565
         Accumulated deficit                                                          (68,136)          (58,418)
         Amount related to minimum pension liability                                     (158)             (158)
                                                                                    ---------         ---------
                                                                                       62,134            67,938
                                                                                    ---------         ---------
                                                                                    $ 605,521         $ 640,962
                                                                                    =========         =========

See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         Six Months Ended June 30,
                                                                       -----------------------------
                                                                         1999                 1998
                                                                       --------             --------
Cash flows from operating activities:
      Net loss                                                         $ (3,028)            $ (4,755)
      Adjustments to reconcile net loss to cash provided
           by (used in) operating activities:
                  Depreciation and amortization                          28,074               27,035
                  Other                                                     149                 (195)
      Increase (decrease) in cash resulting from changes in
           assets and liabilities                                         4,463              (62,926)
                                                                       --------             --------
                                                                         29,658              (40,841)

-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Expenditures for property, plant and equipment                    (26,781)             (19,118)
      Stock in Parent, held for Pension Fund, pending
           government approval                                           (3,000)                  --
      Payments of strategic alliances with customers                     (2,000)              (2,000)
      Proceeds from the sale of property, plant and
           equipment                                                        193                  743
      Acquisition related contribution to defined benefit
           pension plans                                                     --                 (745)
      Other                                                                (798)                (690)
                                                                       --------             --------
                                                                        (32,386)             (21,810)

-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt                               --               50,000
      Principal payments of long-term debt                                 (481)                (273)
      Net draws (repayments) on revolving credit facility                (5,783)              19,967
      Sale of note receivable                                            11,200                   --
      Other, primarily financing fees                                      (137)              (2,857)
                                                                       --------             --------
                                                                          4,799               66,837

-----------------------------------------------------------------------------------------------------
Cash and equivalents:
      Increase in cash and cash equivalents                               2,071                4,186
      Balance, beginning of period                                        4,106                1,060
                                                                       --------             --------
      Balance, end of period                                           $  6,177             $  5,246
                                                                       ========             ========

-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
      Interest payments, net                                           $ 13,554             $ 10,969
                                                                       ========             ========
      Income tax payments (refunds), net                               $     --             $     --
                                                                       ========             ========


See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

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


NOTE 2 - STRATEGIC ALLIANCES WITH CUSTOMERS

         On April 30, 1999, Stroh Brewing Company ("Stroh's") closed on an agreement to sell its assets to a consortium made up of Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). Under the terms of this agreement, the Company received $5,000 in cash and a non-interest bearing note of $14,000 from Miller in satisfaction of the unamortized balance of the Stroh's strategic alliance agreement. The note receivable was sold to a third party in the second quarter of 1999. In satisfaction of a portion of the Stroh's outstanding trade accounts receivable, the Company received from Pabst, a five year note receivable for $5,000 and an additional 68 month note for $5,000 representing a strategic alliance with Pabst. Pabst is committed to take a specified quantity of production during the note period or repay the strategic alliance note receivable.

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

 RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1999 second quarter were $169.7 million compared to $175.2 million for the second quarter of 1998, a decline of $5.5 million, or 3.2%. Net sales for the first half of 1999 were $316.6 million and $324.4 million for the comparable period of 1998. This decline of $7.8 million, or $2.4%, was principally as a result of an expected shift in the timing of certain sales into the third quarter of 1999.

         Cost of Products Sold. The Company's cost of products sold in the second quarter and first half of 1999 were $153.8 million and $291.7 million, respectively (or 90.6% and 92.1% of net sales), while the cost of products sold for the second quarter of 1998 and first half of 1998 were $158.4 million and $301.8 million, respectively (or 90.4% and 93.0% of net sales). The decrease in the percentage of cost of products sold for the first six months of 1999 as compared with 1998 principally reflects the benefits of the cost savings strategies which the Company began to implement during 1998. This improvement is partially offset by increases in labor costs as a result of scheduled increases under a labor contract with hourly employees which became effective in April 1999.

         Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 1999 were approximately $13.9 million (or 4.4% of net sales), while selling and administrative expenses for the comparable period of 1998 were $14.4 million (or 4.4% of net sales). This decrease in selling and administrative expenses principally reflects increased allocations of overhead expenses to affiliated companies resulting from the integration of corporate functions, partially offset by costs associated with Year 2000 upgrades incurred in the first half of 1999.

         Interest Expense. Interest expense for the second quarter of 1999 was approximately $7.3 million compared to $6.9 million in the second quarter of 1998, an increase of 6.4%. Interest expense for the first half of 1999 was approximately $14.6 million compared to $13.1 million in the first half of 1998, an increase of 11.8%. On March 16, 1998, the Company completed an offering of $50.0 million aggregate principal amount of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among the Company, Consumers U.S., Inc., our majority shareholder, and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under our $110.0 million Revolving Credit Facility during 1999, as compared to 1998.

         Net Income (Loss). As a result of the foregoing, the Company had net income in the second quarter of 1999 of approximately $3.1 million as compared to net income of approximately $3.0 million in the same period of 1998 and a year to date net loss of approximately $3.0 million compared to a net loss of $4.7 million in the comparable period of 1998.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 1999, operating activities provided $29.7 million in cash as compared to $40.8 million of cash used in the same period of 1998. This increase in cash provided reflects our lower net loss adjusted for changes in working capital items. Accounts receivable decreased approximately $25.8 million from year end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances. Cash consumed in investing activities for the first half of 1999 and 1998 were $32.4 million and $21.8 million, respectively, principally reflecting capital expenditures. Capital expenditures in the first half of 1999 were $26.8 million compared to $19.1 million in the same period of 1998. Net cash of $4.8 million was provided by financing activities in the first six months of 1999, principally reflecting the sale of a note receivable, but partially offset by net repayments under the Revolving Credit Facility.

         In conjunction with the Anchor Acquisition, the Company entered into its $110.0 million Revolving Credit Facility. At August 6, 1999, under the Revolving Credit Facility, advances outstanding were $37.9 million, borrowing availability was $29.7 million and total outstanding letters of credit under this facility were $11.3 million.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and had advanced $17.3 million toward that end. This amount was funded by G&G through a loan from the Company of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by the Company's Board of Directors. Management extended the maturity of the promissory note to August 31, 1999. The funds were obtained through borrowings under the Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2 %. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the sellers are obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date, and will upon receipt, repay the loan from the Company. Discussions are continuing, but as of this date outstanding issues have not been resolved. Failing a resolution of the issues or a repayment of the advance, G&G intends to begin an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures governing the $150,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and $50.0 million 9 7/8% Senior Notes due 2008 (the "Senior Notes") contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility also contains certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio. The Company is in violation of the interest coverage ratio at June 30, 1999 and is currently seeking a waiver for this event of noncompliance.

         The level of the Company's indebtedness could have important consequences, including:

         o a substantial portion of the Company's cash flow from operations must be dedicated to debt service;
         o the Company's ability to obtain additional future debt financing may be limited; and
         o the level of indebtedness could limit the Company's flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in the remainder of 1999, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Revolving Credit Facility and capital expenditures of approximately $25.0 million (a portion of which will be leased). The Company has announced that it has signed an agreement with Anheuser-Busch, Inc. to provide all the bottles for the brewer's Jacksonville, Fla. and Cartersville, Ga. breweries beginning in 2001. To meet the expanded demand from the supply contract, the Company will invest approximately $45 million in new equipment for its Jacksonville, Fla. and Warner Robins, Ga. plants over the next 18 months to increase production efficiency. The Company is currently reviewing funding alternatives for this project. In addition, effective April 1, 1999, the Company finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company expects that hourly labor costs and pension expense will increase in the remainder of 1999 and in subsequent years.

         Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through the end of the year are expected to be funds derived from operations, borrowings under the Revolving Credit Facility and proceeds from sales of discontinued manufacturing facilities.

         Management believes that the cash flows discussed above, will provide adequate funds for the Company's working capital needs and capital expenditures. However, cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

     YEAR 2000

         General. The Year 2000 issue arises because many computer systems, as well as equipment with embedded date-sensitive technology, use only the last two digits of a date to refer to a year and may recognize "00" as the year 1900 rather than 2000. If not corrected, many computer applications could fail or provide erroneous results. If the Company, or a third party with whom it has a material relationship, such as a customer, supplier or utilities, do not correct a material Year 2000 issue, its operations and financial results could be adversely impacted due to:

         o   the inability to receive raw materials,
         o   the malfunctioning of our manufacturing or service processes,
         o the inability to properly bill and collect payments from our customers, and/or
         o   errors or omissions in accounting and financial data.

         Compliance Plan and State of Readiness. The Company's plan for mitigating the impact of Year 2000 on company operations covers three phases. The implementation of this plan has not resulted in the deferral of any information technology projects.

         Phase One. The first phase includes an inventory and assessment of Year 2000 issues, including the prioritizing of these issues. The plan requires an assessment of the scope and extent of Year 2000 issues in the following three areas:

         o information technology systems known as IT systems;

         o manufacturing operations and process controls known as non-IT systems; and
         o impact on our operations and business of non-compliant third parties with whom we have a material relationship.

         The Company's information technology systems cover a broad spectrum of software applications and hardware custom designed for our manufacturing processes. After an extensive study of the general technology needs, the Company had decided on its plan to achieve Year 2000 compliance by upgrading both the packaged and custom-designed software currently in place, along with certain hardware upgrades.

         In addition to software and hardware considerations, the Company has completed reviewing the impact of the Year 2000 on the manufacturing operations and process controls. The Company has prepared an inventory of control and embedded chip technology and reviewed each for required actions. The Company continues to identify components requiring modification or replacement.

         Phase Two. The second phase of the Year 2000 plan is remediation in which the Company takes the actions necessary to upgrade or replace the systems that are not Year 2000 compliant. The upgrade of certain hardware, including the personal computer-based environment, was completed in December 1998. The primary accounting software applications were upgraded to a Year 2000 compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, is expected to be completed in August 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues. The Company continues to remediate control and embedded chip technology and expects that non-IT critical control technology and non-IT non-critical control and reporting systems will all be compliant by the end of the third quarter of 1999.

         The Company relies on numerous third-party suppliers for a wide variety of goods and services, including raw materials, transportation and utilities such as electricity and natural gas. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which we are vulnerable to the failure of such suppliers to remediate their own Year 2000 problems. The Company is currently in the process of grading the responses from low to high risk. In addition, although many of the Company's customers have been communicating with it regarding Year 2000 issues, the Company has not made any formal assessment of the effect which the failure of its larger customers to remediate their own Year 2000 problems could have on the Company's operations. Despite these efforts, there can be no assurance that the information technology systems of other companies on which the Company relies, such as utilities, will be timely converted, or that a failure to remediate by one of more of these companies will be timely converted, or that a failure to remediate by one or more customers, suppliers or utilities would not have a material adverse effect on the Company's business.

         Phase Three. The third phase of the Year 2000 plan is system testing and implementation. Many financial information technology systems have completed the testing phase and are operational. The Company continues to test manufacturing operations and process controls.

         Costs. The Company anticipates that aggregate expenditures for Year 2000 compliance and system upgrades will approximate $2.5 million in 1998 and 1999, of which, as of June 30, 1999, approximately $2.1 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher. All of these expenditures have been funded through cash flows from operations.

         Contingency Plan and Risks. The Company's continuing analysis of the nature and extent of operational problems that would be reasonably likely to result will provide the information necessary to develop a contingency plan for dealing with the most likely worst case scenario. The Company has begun contingency planning and will develop and revise plans as additional information becomes available. These plans are expected to include increasing inventory levels of raw materials and finished products and documenting manual contingencies. The Company is continuing to analyze its potential liability to third parties if its systems are not Year 2000 compliant, but currently has not made any assessment of its potential exposure.

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

         o the Company's debt levels and ability to obtain financing and service debt,

         o   competitive pressures and trends in the glass container industry,

         o   prevailing interest rates,

         o   legal proceedings and regulatory matters, and

         o   general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the ability of management to implement its business strategy in view of the Company's limited operating history; the highly competitive nature of the glass container market and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.


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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
             The Company is not party to, and none of its assets are subject to any pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material, including various environmental-related cases. The Company believes that the ultimate outcome of these cases will not materially affect future operations.

Item 2.  Changes in Securities and Use of Proceeds.
             None

Item 3.  Defaults Upon Senior Securities.
             None

Item 4.  Submission of Matters to a Vote of Security Holders.
             None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits

                10.53   Thirteenth Amendment and Waiver dated as of March 29,
                           1999, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers Trust Company, BT Commercial Corporation and PNC Bank, National Association.

                10.54   Fourteenth Amendment and Waiver dated as of May 15,
                           1999, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers Trust Company, BT Commercial Corporation and PNC Bank, National Association.

                10.55   Fifteenth Amendment and Waiver dated as of July 2,
                           1999, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers Trust Company, BT Commercial Corporation and PNC Bank, National Association.

                10.56+ Southeast Glass Bottle Supply Agreement between Anheuser-Busch, Incorporated and Anchor Glass Container Corporation.

                Exhibit 27 - Financial Data Schedule
                ---------
                + Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2.

             b.  Reports on Form 8-K

                    Current Report on Form 8-K dated May 7, 1999 (filed June 7,
                    1999) reporting the press release announcing the Anchor Glass agreement with Anheuser-Busch, Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ANCHOR GLASS CONTAINER CORPORATION

Date:  August 12, 1999                  /s/ M. William Lightner, Jr.
                                        --------------------------------------
                                            M. William Lightner, Jr.
                                            Senior Vice President - Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)