Form 10-Q
period 1999-09-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 1999-11-09
CIK 1052163

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

               For the Quarterly Period Ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number : 0-233-59

                       ANCHOR GLASS CONTAINER CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                         59-3417812
         -------------------------------            ----------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

     One Anchor Plaza, 4343 Anchor Plaza Parkway, Tampa, FL    33634-7513
     ------------------------------------------------------    ----------
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

         Number of shares outstanding of each class of common stock at November 8, 1999: Class A - 556,025 shares, Class B - 1,427,615 shares, and Class C - 174,391 shares.



                                    1 of 13

                       ANCHOR GLASS CONTAINER CORPORATION

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 1999


                                     INDEX


                                                                                           Page No.
                                                                                           --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Statements of Operations and Comprehensive Income -
                  Three and Nine Months Ended September 30, 1999 and 1998                       3

              Condensed Balance Sheets -
                  September 30, 1999 and December 31, 1998                                      4

              Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998                                 5

              Notes to Condensed Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        7

         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                                               11

PART II - OTHER INFORMATION                                                                    12

SIGNATURES                                                                                     13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANCHOR GLASS CONTAINER CORPORATION
          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


                                                 Nine Months Ended               Three Months Ended
                                                    September 30,                   September 30,
                                                1999            1998            1999            1998
                                            -----------     -----------     -----------     -----------

Net sales                                   $   486,687     $   493,613     $   170,105     $   169,211

Costs and expenses:
     Cost of products sold                      448,465         456,270         156,782         154,467
     Selling and administrative expenses         20,820          22,197           6,939           7,763
     Restructuring charges                           --           4,000              --           4,000

-------------------------------------------------------------------------------------------------------

Income from operations                           17,402          11,146           6,384           2,981

Other income, net                                 1,323             155             740              (5)

Interest expense                                (21,658)        (19,947)         (7,029)         (6,867)
                                            -----------     -----------     -----------     -----------

Net income (loss)                                (2,933)         (8,646)             95          (3,891)

Preferred stock dividends                       (10,149)         (9,695)         (3,459)         (3,304)
                                            -----------     -----------     -----------     -----------

Loss applicable to common stock             $   (13,082)    $   (18,341)    $    (3,364)    $    (7,195)
                                            ===========     ===========     ===========     ===========

Basic net loss per share applicable
     to common stock                        $     (2.49)    $     (4.38)    $     (0.64)    $     (1.37)
                                            ===========     ===========     ===========     ===========

Basic weighted average number of
     common shares outstanding                5,251,356       4,187,253       5,251,356       5,251,356
                                            ===========     ===========     ===========     ===========

Comprehensive income (loss)                 $    (2,933)    $    (8,646)    $        95     $    (3,891)
                                            ===========     ===========     ===========     ===========


See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                             September 30, 1999    December 31, 1998
                                                                (unaudited)
                                                             ------------------    -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                  $   3,507            $   4,106
      Accounts receivable                                           68,717               86,846
      Advance to affiliate                                          17,477               17,866
      Inventories:
          Raw materials and manufacturing supplies                  23,907               23,099
          Finished products                                         75,189               81,230
      Other current assets                                           6,948                8,304
                                                                 ---------            ---------
               Total current assets                                195,745              221,451

Property, plant and equipment, net                                 309,383              316,705
Other assets                                                        29,295               22,839
Strategic alliances with customers                                  11,545               26,187
Goodwill                                                            51,548               53,780
                                                                 ---------            ---------
                                                                 $ 597,516            $ 640,962
                                                                 =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility                                  $  41,507            $  50,162
      Current maturities of long-term debt                           1,038                  840
      Accounts payable                                              46,942               51,838
      Accrued expenses                                              21,911               36,458
      Accrued interest                                               8,945                5,970
      Accrued compensation and employee benefits                    21,622               27,249
                                                                 ---------            ---------
               Total current liabilities                           141,965              172,517

Long-term debt                                                     203,288              202,920
Long-term pension liabilities                                       23,691               33,855
Long-term post-retirement liabilities                               59,340               59,853
Other long-term liabilities                                         52,431               47,896
                                                                 ---------            ---------
                                                                   338,750              344,524
Commitments and contingencies

Redeemable preferred stock                                          55,983               55,983
                                                                 ---------            ---------
Stockholders' equity:
      Preferred stock                                                   34                   34
      Issuable preferred stock                                      19,641               13,679
      Common stock                                                     216                  163
      Warrants                                                      15,448               18,073
      Capital in excess of par value                                97,137               94,565
      Accumulated deficit                                          (71,500)             (58,418)
      Amount related to minimum pension liability                     (158)                (158)
                                                                 ---------            ---------
                                                                    60,818               67,938
                                                                 ---------            ---------
                                                                 $ 597,516            $ 640,962
                                                                 =========            =========

See Notes to Condensed Financial Statements

                       ANCHOR GLASS CONTAINER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                             Nine Months Ended September 30,
                                                                 1999             1998
                                                               --------         --------

Cash flows from operating activities:
    Net loss                                                   $ (2,933)        $ (8,646)
    Adjustments to reconcile net loss to cash provided
       by (used in) operating activities:
           Depreciation and amortization                         42,108           40,849
           Other                                                     16              (43)
           Restructuring charges                                     --            4,000
    Decrease in cash resulting from changes in
       assets and liabilities                                    (2,888)         (68,569)
                                                               --------         --------
                                                                 36,303          (32,409)

-----------------------------------------------------------------------------------------

Cash flows from investing activities:
    Expenditures for property, plant and equipment              (32,920)         (23,300)
    Stock in Parent, held for Pension Fund, pending
       government approval                                       (3,000)              --
    Payments of strategic alliances with customers               (2,000)          (2,000)
    Proceeds from the sale of property, plant and
       equipment                                                    193              743
    Acquisition related contribution to defined benefit
       pension plans                                                 --             (745)
    Other                                                          (912)            (974)
                                                               --------         --------
                                                                (38,639)         (26,276)

----------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                         --           50,000
    Principal payments of long-term debt                           (671)            (346)
    Net draws (repayments) on revolving credit facility          (8,655)          33,170
    Sale of note receivable                                      11,200               --
    Advance to affiliate                                             --          (17,330)
    Other, primarily financing fees                                (137)          (3,377)
                                                               --------         --------
                                                                  1,737           62,117

----------------------------------------------------------------------------------------

Cash and equivalents:
    Increase (decrease) in cash and cash equivalents               (599)           3,432
    Balance, beginning of period                                  4,106            1,060
                                                               --------         --------
    Balance, end of period                                     $  3,507         $  4,492
                                                               ========         ========

----------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
    Interest payments, net                                     $ 17,117         $ 14,292
                                                               ========         ========
    Income tax payments (refunds), net                         $     --         $     --
                                                               ========         ========


See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1999 third quarter were $170.1 million compared to $169.2 million for the third quarter of 1998. Net sales for the first nine months of 1999 were $486.7 million and $493.6 million for the comparable period of 1998. This year to year decline of $6.9 million, or 1.4% in net sales, on slightly higher unit shipments, reflects a shift from higher margin product lines such as liquor to higher volume, lower margin products, including beer and teas and the sale of the consumers products line inventory to a customer. While the Company continues to supply all the glass relating to this consumers products line customer, we no longer include lids and cartons in either sales or cost of sales.

         Cost of Products Sold. The Company's cost of products sold in the third quarter and first nine months of 1999 were $156.7 million and $448.4 million, respectively (or 92.2% and 92.1% of net sales), while the cost of products sold for the third quarter of 1998 and first nine months of 1998 were $154.5 million and $456.3 million, respectively (or 91.3% and 92.4% of net sales). The decrease in the percentage of cost of products sold for the first nine months of 1999 as compared with 1998 principally reflects the benefits of productivity improvements that have resulted from the cost savings strategies which the Company began to implement during 1998. This improvement is partially offset by increases in labor and benefit costs, as compared to the same period of 1998, as a result of scheduled increases under a labor contract with hourly employees that became effective in April 1999, as well as increases in the cost of cartons and natural gas.

         Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 1999 were approximately $20.9 million (or 4.3% of net sales), while selling and administrative expenses for the comparable period of 1998 were $22.2 million (or 4.5% of net sales). This decrease in selling and administrative expenses principally reflects increased allocations of overhead expenses to affiliated companies resulting from the integration of corporate functions, partially offset by costs associated with Year 2000 upgrades incurred in the first half of 1999.

         Interest Expense. Interest expense for the third quarter of 1999 was approximately $7.1 million compared to $6.8 million in the third quarter of 1998, an increase of 2.4%. Interest expense for the first nine months of 1999 was approximately $21.7 million compared to $19.9 million in the first nine months of 1998, an increase of 8.6%. On March 16, 1998, the Company completed an offering of $50.0 million aggregate principal amount of its 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among the Company, Consumers U.S., Inc., our majority shareholder, and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under our $110.0 million Revolving Credit Facility during 1999, as compared to 1998.

         Net Income (Loss). As a result of the foregoing, the Company had essentially break even results in the third quarter of 1999 as compared to a net loss of approximately $3.9 million in the same period of 1998 and a year to date net loss of approximately $2.9 million compared to a net loss of $8.6 million in the comparable period of 1998. The results of the third quarter and nine months of 1998 included a restructuring charge of $4.0 million as a result of the removal from service of one furnace and one machine at the Jacksonville, Florida manufacturing facility.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1999, operating activities provided $36.3 million in cash as compared to $32.4 million of cash used in the same period of 1998. This increase in cash provided reflects our lower net loss adjusted for changes in working capital items. Accounts receivable decreased approximately $18.1 million from year end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances. Cash consumed in investing activities for the first nine months of 1999 and 1998 were $38.6 million and $26.3 million, respectively, principally reflecting capital expenditures. Capital expenditures in the first nine months of 1999 were $32.9 million compared to $23.3 million in the same period of 1998. Net cash of $1.7 million was provided by financing activities in the first nine months of 1999, principally reflecting the sale of a note receivable, but partially offset by net repayments under the Revolving Credit Facility.

         In conjunction with the Anchor Acquisition, the Company entered into its $110.0 million Revolving Credit Facility. At November 1, 1999, under the Revolving Credit Facility, advances outstanding were $47.2 million, borrowing availability was $7.0 million and total outstanding letters of credit under this facility were $11.3 million.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and had advanced $17.3 million toward that end. This amount was funded by G&G through a loan from the Company of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by the Company's Board of Directors. The repayment date of the promissory note has been extended to December 31, 2000, consistent with a recent amendment to the Revolving Credit Facility. The funds were obtained through borrowings under the Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2 %. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the sellers are obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date, and will upon receipt, repay the loan from the Company. Discussions are continuing, but as of this date outstanding issues have not been resolved. Failing a resolution of the issues or a repayment of the advance, G&G intends to begin an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures governing the $150,000 aggregate principal amount of 11 1/4 % First Mortgage Notes due 2005 (the "First Mortgage Notes") and the Senior Notes contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility also contains certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a minimum interest coverage ratio. The Company is currently in compliance with these covenants.

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

         The Company expects significant expenditures in the remainder of 1999, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Revolving Credit Facility and capital expenditures in the range of $15.0 million to $19.0 million (a portion of which may be acquired through capital leases). The Company has announced that it has signed an agreement with Anheuser-Busch, Inc. to provide all the bottles for the brewer's Jacksonville, Fla. and Cartersville, Ga. breweries beginning in 2001. To meet the expanded demand from the supply contract, the Company will invest approximately $45 million in new equipment for its Jacksonville, Fla. and Warner Robins, Ga. plants over the next 18 months to increase production efficiency. The Company expects to complete its funding arrangements for this project by December 31, 1999. In addition, effective April 1, 1999, the Company finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company will experience an increase in hourly labor costs and pension expense in the remainder of 1999 and in subsequent years. On October 27, 1999 Consumers Packaging Inc., the Company's parent, announced that it had reached a preliminary agreement with the Anheuser-Busch Packaging Group to create a joint venture that would re-open the previously closed Houston, Texas glass manufacturing facility, currently owned by the Company. It is anticipated that a Consumers Packaging affiliate will purchase the Houston facility and certain related operating rights. The Company expects to realize proceeds of approximately $12 million from this sale.

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

     YEAR 2000

         General. The Year 2000 issue arises because many computer systems, as well as equipment with embedded date-sensitive technology, use only the last two digits of a date to refer to a year and may recognize "00" as the year 1900 rather than 2000. If not corrected, many computer applications could fail or provide erroneous results. If the Company, or a third party with whom it has a material relationship, such as a customer, supplier or utility, does not correct a material Year 2000 issue, its operations and financial results could be adversely impacted due to:

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

         Phase Two. The second phase of the Year 2000 plan is remediation in which the Company takes the actions necessary to upgrade or replace the systems that are not Year 2000 compliant. The upgrade of certain hardware, including the personal computer-based environment, was completed in December 1998. The primary accounting software applications were upgraded to a Year 2000 compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, was completed in August 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues. The Company continues to test control and embedded chip technology, as well as non-IT critical control technology and non-IT non-critical control and reporting systems.

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

         Costs. The Company anticipates that aggregate expenditures for Year 2000 compliance and system upgrades will approximate $2.5 million in 1998 and 1999, of which, as of September 30, 1999, approximately $2.3 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher. All of these expenditures have been funded through cash flows from operations.

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

Item 3.  Defaults Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             10.57 Sixteenth Amendment and Waiver dated as of August 8, 1999, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers Trust Company, BT Commercial Corporation and PNC Bank, National Association.

             10.58 Seventeenth Amendment and Waiver dated as of October 11, 1999, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers Trust Company, BT Commercial Corporation and PNC Bank, National Association.


             Exhibit 27 - Financial Data Schedule


         b.  Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANCHOR GLASS CONTAINER CORPORATION

Date:  November 8, 1999           /s/ M. William Lightner, Jr.
                                  ---------------------------------------------
                                      M. William Lightner, Jr.
                                      Senior Vice President - Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)