Form 10-K405
period 1999-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2000-04-14
CIK 1052163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
             (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
 Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share
 ------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of voting and non-voting stock held by non-affiliates:
  At this time, there is no market for any of the stock. See Part II, Item 5.
       Number of shares outstanding of common stock at February 29, 2000:
                                2,158,094 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I




ITEM 1.   BUSINESS.

COMPANY OVERVIEW

         Anchor Glass Container Corporation ("Anchor," "New Anchor" or the "Company") is the third largest manufacturer of glass containers in the United States. Anchor produces a diverse line of flint (clear), amber, green and other colored glass containers of various types, designs and sizes. The Company manufactures and sells its products to many of the leading producers of beer, food, tea, liquor and beverages.

         The Company, a majority-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to acquire certain assets and assume certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), renamed Anchor Liquidating Trust, which was a debtor-in-possession and is now being liquidated under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition on February 5, 1997, the Company did not conduct any operations. Consumers, Canada's only glass container manufacturer, currently owns approximately 59% of New Anchor indirectly on a fully diluted basis. Consumers U.S., Inc. ("Consumers U.S.") was also formed in January 1997 by Consumers as a holding company for Anchor.

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

RECENT DEVELOPMENTS

         The Company announced in 1999 that it signed an agreement with Anheuser-Busch Companies, Inc. ("Anheuser-Busch") to provide all the bottles for Anheuser-Busch's Jacksonville, Florida and Cartersville, Georgia breweries for at least five years, beginning in 2001 (the "Southeast Contract"). To meet the expanded demand from the supply contract, the Company will invest approximately $30.0 to $40.0 million in new equipment for its Jacksonville, Florida and Warner Robins, Georgia plants over the next 18 months to increase production efficiency. The funding for this project will be provided through certain leasing transactions, the proceeds from the sale of the Company's Houston plant (see below) and internal cash flows.

         In March 2000, Anheuser-Busch purchased the previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. Anchor received proceeds of $10.0 million from the sale. Concurrently, Consumers entered into a $15.0 million contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

PRODUCTS

         The table below provides a summary by product group of net sales (in millions of dollars) and approximate percentage of net sales by product group for the Company for the period from February 5, 1997 to December 31, 1997 (the "1997 Period") and the years ended 1998 and 1999.



                                   February 5 to                        Years ended December 31,
   Products                      December 31, 1997                  1998                       1999
   --------                      -----------------           ------------------          ----------------
   Beer                          $202.0      35.5%           $279.3       43.4%          $294.1     46.8%
   Liquor/Wine                    125.8      22.1             111.0       17.3             79.5     12.7
   Food                           113.5      19.9              95.5       14.8             93.3     14.8
   Tea                             43.8       7.7              67.9       10.6             93.1     14.8
   Beverage/Water                  37.3       6.6              31.2        4.9             20.9      3.3
   Other                           47.0       8.2              58.4        9.0             47.8      7.6
                                 ------     -----            ------      -----           ------    -----
   Total                         $569.4     100.0%           $643.3      100.0%          $628.7    100.0%
                                 ======     =====            ======      =====           ======    =====


         There can be no assurance that the information provided in the preceding table is indicative of the glass container product mix of the Company for 2000 or in subsequent years. Management's strategy is to focus on shifting its product mix towards those products management believes likely to both improve operating results and increase unit volume.

CUSTOMERS

         The Company produces glass containers mainly for a broad base of customers in the food and beverage industries in the United States. The Company's ten largest continuing customers include well-known companies such as:

         -        Anheuser-Busch,

         -        Triarc Beverage,

         -        SOBE (Healthy Refreshment),

         -        Latrobe (Rolling Rock),

         -        Saxco International, Inc.,

         -        Alltrista Corporation,

         -        Jim Beam Brands,

         -        Specialty Products Company (Nabisco),

         -        Heaven Hill Distilleries, Inc. and

         -        The Coca-Cola Trading Company (non-carbonated).

         The majority of the Company's glass container designs are produced to customer specifications and sold on a contract basis.

         The Company's largest customer, Anheuser-Busch, accounted for approximately 29.0%, 17.1% and 8.8%, respectively, of its net sales for the years ended December 31, 1999 and 1998 and the 1997 Period. The Stroh Brewery Company ("Stroh's"), accounted for approximately 16.8% and 15.6%, respectively, of its net sales for the year ended December 31, 1998 and the 1997 Period. In 1999, Stroh's sold its assets to Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). A portion of certain production for Stroh's has been replaced with production for Pabst and Miller. The Company's ten largest continuing customers, named above, accounted for approximately 61% of net sales for the year ended December 31, 1999. The loss of a significant customer, if not replaced, could have a material adverse effect of the Company's business, results of operations and financial condition.

         The Company has rebuilt relationships with some of Old Anchor's larger volume customers including Anheuser-Busch. In 1999, Anchor entered into an agreement with Anheuser-Busch, Inc. to provide all the bottles for Anheuser-Busch's Jacksonville, Florida and Cartersville, Georgia breweries beginning in

2001. In March 2000, Anheuser-Busch purchased the previously closed Houston, Texas glass container manufacturing facility and certain related operating rights and Consumers entered into a $15.0 million contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment. In February 1998, Anchor entered into a long-term contract with Anheuser-Busch to serve its west coast needs and subcontracted this additional production to its Mexican affiliate, Fevisa, for a commission. With the exception of the Fevisa production and the Southeast Contract, Anheuser-Busch renegotiates with the Company each year for the next year's purchase orders. Accordingly, past purchase orders placed by Anheuser-Busch are not necessarily indicative of future purchase orders.

MARKETING AND DISTRIBUTION

         The Company's products are primarily marketed by an internal sales and marketing organization that consists of 14 direct sales people and 22 customer service managers located in four sales service centers.

         John J. Ghaznavi, Chairman and Chief Executive Officer of each of Anchor and Consumers, has extensive industry and customer networks. From 1995 through 1997, he served as Chairman of the Board of Trustees of the Glass Packaging Institute, the leading industry organization of glass container manufacturers and he remains a member of its board. As a result of the Company's affiliation with Consumers and GGC, L.L.C. ("GGC," which acquired the glass manufacturing net operating assets of Glenshaw Glass Company, Inc. "Glenshaw"), Consumers and GGC sales personnel will also market the capabilities of Anchor with respect to certain production in exchange for a market-based commission. See Item 13. - Certain Relationships and Related Transactions.

         In addition, certain production has been and will continue to be reallocated among the Company's plants, Consumers' plants and the GGC plant in order to maximize machine capability and geographic proximity to customers. In each case, the entity shifting its existing production or responsible for the new business will receive a market-based commission from the entity to whom the existing production or new business was shifted.

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

         All of the Company's glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at its manufacturing facilities. Backup systems are in place at most facilities to permit the use of fuel oil or propane should that become necessary. Electricity is used in certain instances for enhanced melting. The Company expects to be continually involved in programs to conserve and reduce its consumption of fuel. Although natural gas remains generally less expensive than electricity, prices for natural gas have fluctuated in recent years. Prices have increased in 1999 and are expected to continue to increase in 2000, as compared to 1998 levels. While certain of these energy sources may become increasingly in short supply, or subject to governmental allocation or excise taxes, the Company cannot predict the effects, if any, of such events on its future operations. In addition, the Company utilizes a natural gas risk management program to hedge future requirements and to minimize fluctuation in the price of natural gas.

COMPETITION

         The glass container industry is a mature, low growth industry. This low growth combined with excess capacity in the industry have made pricing an important competitive factor. In addition to price, Anchor and the other glass container manufacturers compete on the basis of quality, reliability of delivery and general customer service. The Company's principal competitors are Owens-Brockway Glass Container Inc. ("Owens') and Ball-Foster Glass Container Co., L.L.C. ("Ball-Foster"). These competitors are larger and have greater financial and other resources than the Company. The glass container industry in the United States is highly concentrated, with the three largest producers in 1999, which included Anchor, estimated to have accounted for 95% of 1999 domestic volume by management's estimate. Owens has a relatively large research and development staff and has in place numerous technology licensing agreements with other glass producers, including the Company. See "--Intellectual Property." See Item 3. Legal Proceedings.

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

QUALITY CONTROL

         The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for glass containers. The Company's production lines are equipped with a variety of automatic and electronic devices that inspect containers for dimensional conformity, flaws in the glass and various other performance attributes. Additionally, products are sample inspected and tested by Company employees on the production line for dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as cullet.

         The Company monitors and updates its inspection programs to keep pace with modern technologies and customer demands. Samples of glass and raw materials from its plants are routinely chemically and electronically analyzed to monitor compliance with quality standards. Laboratories are also maintained at each manufacturing facility to test various physical characteristics of products.

INTELLECTUAL PROPERTY

         The Company operates under a Technical Assistance and License Agreement (the "Technical Assistance Agreement") with Owens entitling Anchor to use certain existing patents, trade secrets and other technical information of Owens relating to glass manufacturing technology. The agreement, entered into in February 1997, provides for a term of up to ten years. This agreement has become the subject of litigation between the Company and Owens. See Item 3. Legal Proceedings.

         The Company also has in place a glass technology agreement with Heye-Glas International for a term of ten years, expiring December 31, 2008. It is the technology under this agreement that has been and will be utilized in all of the Company's modernization and expansion plans.

         While the Company holds various patents, trademarks and copyrights of its own, it believes its business is not dependent upon any one of such patents, trademarks or copyrights.

EMPLOYEES

         As of February 29, 2000, the Company employed approximately 3,000 persons on a full-time basis. Approximately 570 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, Glass Molders, Pottery, Plastics and Allied Workers (the "GMP"), which represents approximately 90% of the Company's hourly employees, and the American Flint Glass Workers Union (the "AFGWU"), which represents approximately 10% of the Company's hourly employees. The Company's two labor contracts with the GMP and its two labor contracts with the AFGWU have three year terms expiring on March 31, 2002 and August 31, 2002, respectively.

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

         Certain environmental laws, such as CERCLA or Superfund and analogous state laws, provide for strict, joint and several liability for investigation and remediation of releases of hazardous substances into the environment. Such laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. There can be no assurance that the Company or entities for which it may be responsible will not incur such liability in a manner that could have a material adverse effect on the financial condition or results of operations of the Company. See Item 3. Legal Proceedings.

         Capital expenditures required for environmental compliance were approximately $0.5 million for 1999 and are anticipated to be approximately $1.0 million annually in 2000 and 2001. However, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future.

         Employee Health and Safety Regulations. The Company's operations are subject to a variety of worker safety laws. OSHA and analogous laws mandate general requirements for safe workplaces for all employees. The Company believes that it is operating in material compliance with applicable employee health and safety laws.

         Deposit and Recycling Legislation. Over the years, legislation has been introduced at the Federal, state and local levels requiring a deposit or tax, or impose other restrictions, on the sales or use of certain containers, particularly beer and carbonated soft drink containers. Several states have enacted some form of deposit legislation. The enactment of additional laws or comparable administrative actions that would require a deposit on beer or soft drink containers, or otherwise restrict their use, could have a material adverse effect on the Company's business. In jurisdictions where deposit legislation has been enacted, the consumption of beverages in glass bottles has generally declined due largely to the preference of retailers for handling returned cans and plastic bottles. Container deposit legislation continues to be considered from time to time at various governmental levels.

         In lieu of this type of deposit legislation, several states have enacted various anti-littering recycling laws that do not involve the return of containers to retailers. The use of recycled glass, and recycling in general, are not expected to have a material adverse effect on the Company's operations.

ITEM 2.  PROPERTIES.

         The Company's administrative and executive offices are located in Tampa, Florida. The Company owns and operates nine glass manufacturing plants. The Company also leases a building located in Streator, Illinois, that is used as a machine shop to rebuild glass-forming related machinery and a mold shop located in Zanesville, Ohio, as well as additional warehouses for finished products in various cities throughout the United States. Substantially all of the Company's owned and leased properties are pledged as collateral securing the Company's obligations under the $150.0 million aggregate principal amount, 11.25% First Mortgage Notes due 2005 (the "First Mortgage Notes") and the related indenture.

         As part of its long-term business strategy, the Company closed its Houston plant effective as of February 1997 and its Dayville plant effective as of April 1997. Also in 1997, two furnaces and five machines were removed from service, one furnace and one machine at the Company's Jacksonville plant and one furnace and four machines at its Connellsville plant. In December 1998, one furnace and one machine was removed from service at the Jacksonville plant. In addition, management will continue to monitor business conditions and utilization of plant capacity to determine the appropriateness of further plant closings.

         In March 2000, Anheuser-Busch purchased the Houston facility and certain related operating rights. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

         The following table sets forth certain information about the facilities owned and being operated by the Company as of February 29, 2000. In addition to these locations, facilities at Keyser, West Virginia, Gas City, Indiana, Cliffwood, New Jersey, Royersford, Pennsylvania, Chattanooga, Tennessee and Dayville, Connecticut are closed plants that are part of the collateral securing the First Mortgage Notes and the Company's obligations under the related indenture.



        --------------------------------------------------------------------------------------
                                                    NUMBER OF       NUMBER OF    BUILDING AREA
        LOCATION                                    FURNACES        MACHINES     (SQUARE FEET)
        --------------------------------------------------------------------------------------
        Operating Plants:
        -----------------------------------------------------------------------------------
             Jacksonville, Florida (1)                  2              4            624,000
        -----------------------------------------------------------------------------------
             Warner Robins, Georgia                     2              8            864,000
        -----------------------------------------------------------------------------------
             Lawrenceburg, Indiana                      1              4            504,000
        -----------------------------------------------------------------------------------
             Winchester, Indiana                        2              6            627,000
        -----------------------------------------------------------------------------------
             Shakopee, Minnesota                        2              6            360,000
        -----------------------------------------------------------------------------------
             Salem, New Jersey (2)                      3              6            733,000
        -----------------------------------------------------------------------------------
             Elmira, New York                           2              6            912,000
        -----------------------------------------------------------------------------------
             Henryetta, Oklahoma                        2              6            664,000
        -----------------------------------------------------------------------------------
             Connellsville, Pennsylvania (3)            2              4            624,000
        -----------------------------------------------------------------------------------

----------------

1) The Company removed one furnace and one machine from production at this facility in each of December 1998 and in February 1997.

2) A portion of the site on which this facility is located is leased pursuant to several long-term leases.

3) The Company removed one furnace and four machines from production at this facility in February 1997.

         Headquarters Lease. The Company entered into a lease in January 1998 pursuant to which it leases a portion of the headquarters facility for an initial term of ten years.

ITEM 3.  LEGAL PROCEEDINGS.

         On February 17, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, in the United States District Court for the Southern District of New York. Owens alleges violations of the Technical Assistance Agreement and its resulting termination. Owens is seeking various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and (2) damages for breaches of the Technical Assistance Agreement.

         The Company and its affiliates filed a demand for arbitration with the American Arbitration Association on February 24, 2000. On March 15, 2000, the Court ruled that the dispute as to whether there was a valid termination of the Technical Assistance Agreement is subject to arbitration. The Company has moved to dismiss or stay the action pending arbitration. On March 31, 2000, Owens submitted its answer and counterclaims in the arbitration. Owens has asserted the position that (i) the Court referred to arbitration only the question whether there was a valid termination of the Technical Assistance Agreement and
(ii) certain of Owens' claims are not arbitrable.

         On April 14, 2000, Owens and the Company and certain of its affiliates consented to the entry of an order by the Court which effectively requires compliance with the Technical Assistance Agreement until further order of the Court. In addition, the order requires the Company and certain of its affiliates to inventory all equipment, other technology and documents subject to the Technical Assistance Agreement and certify to the Court periodically that all royalties have been paid and no unauthorized technology transfer has occurred. In compliance with the order, Consumers' Italian subsidiary ceased using the disputed technology.

         The Company believes that it has meritorious defenses to the claims in the action and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material and adverse effect on the Company's business prospects and financial condition. In addition, even if the ultimate outcome of the case were resolved in favor of the Company, the defense of such litigation may involve considerable cost, which could be material, and could divert the efforts of management.

         In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company's current understanding of the relevant facts and law.

         The Company is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Old Anchor was named as a potentially responsible party (a "PRP") under CERCLA with respect to a number of sites. The Company has assumed responsibility with respect to four sites. While the Company may be jointly and severally liable for costs related to these sites, in most cases, it is only one of a number of PRP's who are also jointly and severally liable. With respect to the four sites for which the Company has assumed responsibility, the Company estimates that its share of the aggregate cleanup costs of such sites should not exceed $2.0 million, and that the likely range after taking into consideration the contributions anticipated from other potentially responsible parties could be significantly less. However, no assurance can be given that the cleanup costs of such sites will not exceed $2.0 million or that the Company will have these funds available. The Company has established reserves for environmental costs which it believes are adequate to address the anticipated costs of remediation of these operating and closed facilities and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were brought to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common equity securities consist of one class of common stock and Series A and Series B Preferred Stock (collectively, the "Securities"). Prior to February 5, 2000, the common stock consisted of three classes: Classes A, B and C. Thereafter, the distinction among the classes automatically terminated and all holders of Common Stock have identical voting and other rights.

         There is no established public trading market for any of the Securities. The Series A Preferred Stock and the Common Stock (collectively, the "Quoted Securities") are traded on the NASD's OTC Electronic Bulletin Board, an automated quotation system under the symbols AGCCP and AGCC, respectively. There can be no assurance of the liquidity of any markets that may develop for the Quoted Securities, of the ability of the holders of the Quoted Securities to sell such Securities, or of the price at which holders of the Quoted Securities would be able to sell such securities. The high and low prices since commencement of quotation on the OTC Electronic Bulletin Board follow:


                                               1998                               1999
                                      ----------------------              ---------------------
                                       High             Low                High            Low
                                      ------          ------              ------         ------

   Class A Common Stock
          1st Quarter                    n/a             n/a              $ 0.25         $ 0.25
          2nd Quarter                    n/a             n/a                0.25           0.25
          3rd Quarter                 $ 5.00          $ 5.00                0.25           0.20
          4th Quarter                   5.00            5.00                0.75           0.75

   Class C Common Stock
          1st Quarter                    n/a             n/a              $ 0.25         $ 0.25
          2nd Quarter                    n/a             n/a                0.25           0.25
          3rd Quarter                    n/a             n/a                0.20           0.20
          4th Quarter                    n/a             n/a                0.20           0.20

   Series A Preferred Stock
          1st Quarter                    n/a             n/a              $22.00         $18.00
          2nd Quarter                    n/a             n/a               18.00          12.50
          3rd Quarter                 $40.00          $14.00               14.50          13.00
          4th Quarter                  25.44           15.00               14.50          10.00

         Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Series B Preferred Stock is not listed or quoted on any securities exchange or automated system and the Company has no intention of listing that security.

         As of February 29, 2000, there were 2,024 registered holders of 2,239,320 shares of Series A Preferred Stock, which are convertible into 9,330,500 shares of common stock; one registered holder (Consumers U.S.) of 4,229,234 shares of Series B Preferred Stock, which are convertible into 19,223,791 shares of common stock and 1,573 registered holders of the Common Stock. See "Item 12. Principal Stockholders." As of February 29, 2000, 3,093,325 shares of Common Stock are issuable upon the exercise of currently exercisable warrants. These warrants are held by two institutional investors and certain creditors of Old Anchor.

         The Company has never paid dividends on its Common Stock and currently has no intention to do so in the future. The holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company out of legally available funds, cumulative dividends, payable quarterly in cash, at an annual rate of 10% of the liquidation value thereof. The holders of the Series B

Preferred Stock were entitled to receive cumulative dividends payable quarterly in kind at an annual rate of 8% of the liquidation value thereof through December 31, 1999. After that date, dividends are payable quarterly in cash at an annual rate of 8% of the liquidation value thereof. For a discussion regarding limitations on the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

                       SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth certain historical financial information of the Company. The selected financial data for the two years ended December 31, 1999 and the period from February 5, 1997 to December 31, 1997 has been derived from the Company's audited financial statements included elsewhere in the Form 10-K. The following information should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                        YEARS ENDED DECEMBER 31,             PERIOD FROM
                                                                                        FEBRUARY 5, 1997 TO
                                                        1999                1998        DECEMBER 31, 1997(1)
                                                     ----------          ----------     --------------------
                                                             (dollars in thousands, except per share)
STATEMENT OF OPERATIONS DATA:
Net sales                                            $  628,728          $  643,318          $  569,441
Cost of products sold                                   582,975             594,256             523,709
Restructuring charges                                        --               4,400                  --
Allocable portion of software write-off (2)               9,600                  --                  --
Selling and administrative expenses                      28,465              30,246              25,120
                                                     ----------          ----------          ----------
Income from operations                                    7,688              14,416              20,612
Other income (expense), net                               3,671               2,912              (2,602)
Interest expense                                        (28,870)            (27,098)            (18,281)
                                                     ----------          ----------          ----------
Loss before extraordinary item                          (17,511)             (9,770)               (271)
Extraordinary item (3)                                       --                  --             (11,200)
                                                     ----------          ----------          ----------
Net loss                                             $  (17,511)         $   (9,770)         $  (11,471)
                                                     ==========          ==========          ==========
Preferred stock dividends                            $  (13,650)         $  (13,037)         $  (11,302)
                                                     ==========          ==========          ==========
Loss before extraordinary item applicable
   to common stock                                   $  (31,161)         $  (22,807)         $  (11,573)
                                                     ==========          ==========          ==========
Loss applicable to common stock                      $  (31,161)         $  (22,807)         $  (22,773)
                                                     ==========          ==========          ==========
Basic net loss per share applicable to
  common stock before extraordinary item             $    (5.93)         $    (5.12)         $    (3.62)
                                                     ==========          ==========          ==========
Basic net loss per share applicable to
  common stock                                       $    (5.93)         $    (5.12)         $    (7.11)
                                                     ==========          ==========          ==========

BALANCE SHEET DATA (at end of period):
Accounts receivable                                  $   53,556          $   86,846          $   56,940
Inventories                                             106,977             104,329             120,123
Total assets                                            602,424             640,962             614,730
Total debt                                              253,132             253,922             163,793
Total stockholders' equity                               46,187              67,938              73,074

OTHER FINANCIAL DATA:
Depreciation and amortization                        $   54,054          $   53,881          $   51,132
Capital expenditures                                     53,905              42,288              41,634

-------------------

1)       The Anchor Acquisition was consummated on February 5, 1997.

2) Represents Anchor's allocable portion of the write-off of costs relating to a software system (SAP) that is being replaced by a corporate-wide system (JDEdwards).

3) Extraordinary item in the period from February 5, 1997 to December 31, 1997 resulted from the write-off of financing costs related to debt extinguished.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. On February 5, 1997, pursuant to an Asset Purchase Agreement, the Company and Owens acquired substantially all of the assets of, and assumed certain liabilities of, Old Anchor. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition, the Company had no operations. As a result, the following discussion, in part, represents activity for the year ended December 31, 1998 and the period from February 5, 1997 to December 31, 1997 (the "1997 Period"). Accordingly, operations for the Company for the 1997 Period are not directly comparable to operations for the year ended 1998.

     RESULTS OF OPERATIONS

         1999 COMPARED 1998

         Net Sales. Net sales for the year ended 1999 were $628.7 million compared to $643.3 million for the year ended 1998. This year to year decline in net sales of $14.6 million, or 2.3%, on slightly higher unit shipments reflects a shift from higher priced product lines such as liquor to higher volume, lower priced products, including beer and teas and the impact of the sale of the consumers products line to a customer. While the Company continues to supply all the glass containers relating to this consumers products line, it no longer includes lids and cartons in either net sales or cost of products sold. This resulted in a decline in net sales of approximately $10.0 million in 1999, with a corresponding decrease in costs.

         Cost of Products Sold. The Company's cost of products sold for the year ended December 31, 1999 was $583.0 million (or 92.7% of net sales), while the cost of products sold for the comparable period of 1998 was $594.3 million (or 92.4% of net sales). The increase in the percentage of cost of products sold as a percentage of net sales principally reflects increases in labor and benefit costs, as compared to the same period of 1998, as a result of scheduled increases under a labor contract with hourly employees that became effective in April 1999, as well as increases in the cost of cartons and natural gas. This increase is partially offset by the benefits of productivity improvements that have resulted from the cost saving strategies that the Company began to implement during 1998.

         Allocable Portion of Software Write-off. This write-off represents Anchor's allocable portion of the write-off of costs relating to a software system (SAP) that is being replaced by a corporate-wide system (JDEdwards). Consumers implemented the SAP based software system with the intention that all affiliated companies would adopt that system and share ratably in the initial design, reengineering and implementation originated by Consumers. The SAP based system has proven to be a complicated system requiring extensive and expensive maintenance. Management of the affiliated companies continues to desire to have one operating system and is in the process of transitioning to a JDEdwards based system. As authorized by the Intercompany Agreement, Consumers has allocated $9.6 million to Anchor representing Anchor's pro rata share of the original implementation costs based upon number of plants, number of workstations and sales.

         Selling and Administrative Expenses. Selling and administrative expenses for the year ended December 31, 1999 were $28.4 million (or 4.5% of net sales) while expenses for the year ended 1998 were approximately $30.2 million (or 4.7% of net sales). This decrease in selling and administrative expenses principally reflects increased allocations of overhead expenses to affiliated companies resulting from the integration of corporate functions, lower employee benefit costs and lower management fees payable to G&G Investments, Inc. ("G&G"). This decrease is partially offset by costs associated with Year 2000 upgrades incurred in the first half of 1999.

         Interest Expense. Interest expense for 1999 was approximately $28.9 million compared to $27.1 million in 1998, an increase of 6.5%. On March 16, 1998, the Company completed an offering of an aggregate principal amount of $50.0 million of 9 7/8% Senior Notes due 2008 (the "Senior Notes") issued under an Indenture dated as of March 16, 1998, among the Company, Consumers U.S., Inc. and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under the Company's $110.0 million Revolving Credit Facility (the "Revolving Credit Facility") during 1999, as compared to 1998.

         Net Loss. The Company had a net loss in the year ended 1999 of approximately $17.6 million, including the write-off of allocable software costs of $9.6 million, compared to a net loss in 1998, of approximately $9.8 million, including the restructuring charge of $4.4 million.

         1998 COMPARED TO THE 1997 PERIOD

         Net Sales. Net sales for the year ended 1998 were $643.3 million, or approximately $12.4 million per week, compared to $569.4 million, or approximately $12.1 million per week, for the 1997 Period. This slight increase in net sales was principally as a result of higher sales of beer and tea products in 1998 as compared to the 1997 Period. The continued shift in product mix in 1998 towards higher volume, lower priced products has unfavorably impacted margins, as noted below. Also, despite operating at near full manufacturing capacity, the industry has experienced significant pricing pressures, unfavorably affecting margins.

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

         Restructuring Charges. In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace was closed in December 1998 and approximately 100 hourly employees were terminated. The Company recorded a restructuring charge of $4.4 million in 1998. Of this total charge, approximately $2.3 million relates to operating lease exit costs, approximately $0.9 million represents closing and other costs and approximately $0.8 million relates to the write-down of certain equipment to net realizable value. This plan was announced in October 1998 and, as a result, the Company recorded $0.4 million of the total restructuring charge in the fourth quarter of 1998 related to certain employee costs.

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

         Interest Expense. Interest expense for 1998 was approximately $27.1 million compared to $18.3 million in the 1997 Period, an increase on a comparable basis of 34.0%. On March 16, 1998, the Company completed an offering of an aggregate principal amount of 9 7/8% $50.0 million of Senior Notes. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under the Revolving Credit Facility during 1998, as compared to 1997.

          Net Loss. The Company had a net loss in the year ended 1998 of approximately $9.8 million, including the restructuring charge of $4.4 million, compared to a net loss in the 1997 Period of approximately $11.5 million, including an extraordinary loss of approximately $11.2 million as a result of the write-off of certain financing fees in connection with the refinancing of the Anchor Loan Facility.

LIQUIDITY AND CAPITAL RESOURCES

         In 1999, operating activities provided $53.1 million in cash as compared to $14.5 million of cash used in the same period of 1998. This increase in cash provided reflects adjustments for changes in working capital items and the lower net loss in 1999 as compared to 1998, exclusive of the allocable portion of the software write-off of $9.6 million. The balance of trade related accounts receivable decreased approximately $33.3 million from year-end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances and the impact of credit terms of certain customers. Cash consumed in investing activities in 1999 and 1998 were $51.1 million and $50.9 million, respectively, principally reflecting the capital expenditures and payments in respect of strategic alliances with customers in 1999 and 1998. Capital expenditures in 1999 and 1998 were $44.7 million and $42.3 million, respectively. Cash from financing activities in 1999 included the sale of a note receivable partially offset by net repayments under the Revolving Credit Facility.

         In conjunction with the Anchor Acquisition, the Company entered into the Revolving Credit Facility. At February 29, 2000, advances outstanding under the Revolving Credit Facility were $44.6 million, borrowing availability was $11.1 million and total outstanding letters of credit under this facility were $11.3 million.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced $17.3 million toward that end. This amount was funded by G&G through a loan from the Company of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by the Company's Board of Directors. The repayment date of the promissory note has been extended to December 31, 2000, consistent with a recent amendment to the Revolving Credit Facility. The funds were obtained through borrowings under the Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2% and has been paid through December
1999. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including costs related to the devaluation of the Deutschemark, and will upon receipt, repay the loan from the Company. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures covering the First Mortgage Notes and the Senior Notes contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility contains other and more restrictive covenants, including certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, such as a minimum working capital ratio, a minimum consolidated net worth and a fixed charge ratio. The Company was in violation of one of these covenants, having exceeded the allowed amount of capital expenditures, for which it received a waiver.

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

                  The Company expects significant expenditures in 2000, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Revolving Credit Facility and capital expenditures in the range of $40.0 million to $45.0 million (a portion of which may be acquired through capital leases). The Company announced that it signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch's Jacksonville, Florida and Cartersville, Georgia breweries beginning in 2001. To meet the expanded demand from the supply contract, the Company will invest approximately $30.0 to $40.0 million in new equipment for its Jacksonville and Warner Robins plants over the next 18 months to increase production efficiency. The funding for this project will be provided through certain leasing transactions, the proceeds from the sale of the Houston plant (see below) and internal cash flows. In December 1999, the Company entered into a firm agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, the Company sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8.2 million.

         In March 2000, Anheuser-Busch purchased the previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. Anchor received proceeds of $10.0 million from the sale. Concurrently, Consumers entered into a $15.0 million contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

         In addition, effective April 1, 1999, the Company finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company experienced an increase in hourly labor costs and pension expense in 1999 and will incur increased costs in subsequent years.

         Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through the end of the year are expected to be funds derived from operations, borrowings under the Revolving Credit Facility, proceeds from the sale/leaseback transactions noted above and proceeds from sales of discontinued manufacturing facilities.

         Without taking into account the litigation with Owens, the impact of which cannot be determined at this time, management believes that the cash flows discussed above, will provide adequate funds for the Company's working capital needs and capital expenditures. However, cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control.

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced pricing pressures in the current market and has not been fully able to pass on inflationary cost increases to its customers.

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. The Company has in the past and expects to continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     YEAR 2000

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

         The Company's aggregate expenditures for Year 2000 compliance and system upgrades approximated $2.5 million from 1998 to 1999. All of these expenditures had been funded through cash flows from operations.

     NEW ACCOUNTING STANDARDS

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS 133 and has not determined the timing or method of adoption. SFAS 133 could increase volatility in earnings and other comprehensive income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                         PAGE NO.
                                                                                         --------
               Index to Financial Statements of New Anchor                                  F-1

                   Report of Independent Certified Public Accountants                       F-2

                   Statements of Operations and Other Comprehensive Income Two
                     years ended December 31, 1999 and the Period from February
                     5, 1997 to December 31, 1997 F-3

                   Balance Sheets -
                     December 31, 1999 and 1998                                             F-4

                   Statements of Cash Flows -
                     Two years ended December 31, 1999 and the
                     Period from February 5, 1997 to December 31, 1997                      F-6

                   Statements of Stockholders' Equity -
                     Two years ended December 31, 1999 and the
                     Period from February 5, 1997 to December 31, 1997                      F-8

                   Notes to Financial Statements                                            F-10

               Index to Financial Information of Old Anchor                                 H-1

                   Report of Independent Certified Public Accountants                       H-2

                   Consolidated Statement of Operations -
                     Period from January 1, 1997 to February 4, 1997                        H-3

                   Consolidated Balance Sheet -
                     February 4, 1997                                                       H-4

                   Consolidated Statement of Cash Flows -
                     Period from January 1, 1997 to February 4, 1997                        H-6

                   Consolidated Statement of Stockholder's
                     Equity (Deficiency in Assets) -
                     Period from January 1, 1997 to February 4, 1997                        H-7

                   Notes to Consolidated Financial Statements                               H-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Directors and Executive Officers. The following table sets forth certain information regarding each of the Company's directors and executive officers.

      NAME                           AGE    POSITION
      -------------------------------------------------------------------------------------------------
      John J. Ghaznavi               64     Chairman, Chief Executive Officer and Class Three Director
      -------------------------------------------------------------------------------------------------
      Richard M. Deneau              53     President and Chief Operating Officer and Class Three
                                            Director
      -------------------------------------------------------------------------------------------------
      M. William Lightner, Jr.       65     Senior Vice President-Finance, Chief Financial Officer and
                                            Class Two Director
      -------------------------------------------------------------------------------------------------
      David T. Gutowski              52     Senior Vice President-Administration and Class Two Director
      -------------------------------------------------------------------------------------------------
      C. Kent May                    60     Senior Vice President, General Counsel, Secretary and Class
                                            One Director
      -------------------------------------------------------------------------------------------------
      Roger L. Erb                   57     Senior Vice President-Operations and Class Two Director
      -------------------------------------------------------------------------------------------------
      Gordon S. Love                 50     Senior Vice President-Sales and Marketing
      -------------------------------------------------------------------------------------------------
      Ahmad Ghaznavi                 29     Vice President, Sales Administration and Class Two Director
      -------------------------------------------------------------------------------------------------
      Patrick T. Connelly            47     Class Two Director
      -------------------------------------------------------------------------------------------------
      Paul H. Farrar                 65     Class Three Director
      -------------------------------------------------------------------------------------------------
      Steven J. Friesen              54     Class Three Director
      -------------------------------------------------------------------------------------------------
      Jonathan K. Hergert            56     Class Three Director
      -------------------------------------------------------------------------------------------------
      Christopher M. Mackey          40     Class One Director
      -------------------------------------------------------------------------------------------------
      Robert C. Ruocco               41     Class One Director
      -------------------------------------------------------------------------------------------------
      William J. Shaw                56     Class One Director
      -------------------------------------------------------------------------------------------------
      Myron M. Sheinfeld             70     Class One Director
      -------------------------------------------------------------------------------------------------
      David Jack                     61     Vice President, Treasurer
      -------------------------------------------------------------------------------------------------
      Mark J. Karrenbauer            44     Vice President, Human Resources
      -------------------------------------------------------------------------------------------------
      Eugene K. Pool                 64     Vice President, Associate General Counsel and Assistant
                                            Secretary
      -------------------------------------------------------------------------------------------------

         Term of Office. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until such officer's successor is chosen and qualified.

         John J. Ghaznavi became Chairman of the Board and Chief Executive Officer of the Company in January 1997. He has been Chairman and Chief Executive Officer and a director of each of Consumers, Glenshaw and G&G since 1993, 1988 and 1987, respectively. Mr. J. Ghaznavi is currently a member of the Board of Directors of the Glass Packaging Institute. Mr. J. Ghaznavi is the father of Mr. A. Ghaznavi.

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

         M. William Lightner, Jr. joined the Company in January 1997 as a director and Vice President, Treasurer and Chief Financial Officer. He became Vice President-Finance in March 1997 and Senior Vice President-Finance in June 1997. In January 1999, he became Senior Vice President and Chief Financial Officer. From July 1994 until 1999, Mr. Lightner was Vice President of Finance and Chief Financial

Officer of Consumers. From 1989 to 1992, Mr. Lightner served as Chairman of MICA Resources, a privately held aluminum processor and brokerage company. Mr. Lightner was a partner with Arthur Andersen & Co. from 1969 to 1989.

         David T. Gutowski joined the Company in January 1997 as a director and as a Vice President and became Vice President-Administration in March 1997 and Senior Vice President-Administration in June 1997 and in 1999 was appointed Vice President, Finance and Chief Financial Officer of Consumers. He has been a director of Consumers since 1993. Mr. Gutowski served as Treasurer and Chief Financial Officer of G&G since 1988.

         C. Kent May became a director of the Company in January 1997 and became Vice President, General Counsel and Secretary of the Company in March 1997. He became Senior Vice President in June 1997. Mr. May has served as a director of Consumers since 1993 and he was appointed General Counsel of Consumers in March 1997 and Secretary in 1999. Mr. May has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1964, and served as the managing partner of such firm from 1991 to 1996.

         Roger L. Erb became Senior Vice President-Operations of the Company in October 1997 and a director in March 2000. From September 1995 until June 1997, Mr. Erb was Senior Vice President of Technical Services at Ball-Foster. Prior thereto, he was employed at Foster Forbes, serving as Senior Vice President of Technical Services from June 1994 to September 1995, Senior Vice President of Operations from January 1993 to June 1994, and Vice President of Technical Services prior to 1993.

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

         Ahmad Ghaznavi joined the Company in 1997 as Manager of Special Projects. From 1998 through 1999, he was Director of Sales Administration and became Vice President of Sales Administration in February 2000 and a director in March 2000. Mr. A. Ghaznavi is the son of Mr. J. Ghaznavi.

         Patrick T. Connelly became a director of the Company in March 2000. Mr. Connelly has been Chief Financial Officer of Ghaznavi Investments, Inc. since 1995 and Chief Financial Officer of G&G since 1998.

         Paul H. Farrar became a director of the Company in February 1997 and has served as a director of Consumers since 1994. Mr. Farrar has been Chairman and a director of Canadian Airlines Corporation since 1999 and Chairman of Adelaide Capital Corporation, an investment company, since 1994. He served as Senior Vice President of Canadian Imperial Bank of Commerce, a Canadian chartered bank from 1986 to December 1993.

         Steven J. Friesen became a director of the Company in June 1998. Mr. Friesen has been Vice Chairman of G&G since September 1997. For the two years prior to joining G&G he was an independent consultant and managed his own investments. Prior thereto he was Chief Executive Officer of the Foster Forbes Glass Division of American National Can.

         Jonathan K.Hergert became a director of the Company in March 2000. Mr. Hergert has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1977.

         Christopher M. Mackey became a director of the Company in June 1998. Mr. Mackey has been President and Co-Chairman of the Board of Directors of CMS Advisors, Inc., an investment company, since 1992.

         Robert C. Ruocco became a director of the Company in November 1998. Since 1993, Mr. Ruocco has served as general partner for Carl Marks Management Company, L.P., an investment advisor for private investment partnerships and managed accounts. He also serves as a member of the board of directors for Seaman Furniture Company, Inc., Sport & Health Company, L.C. and Tejon Ranch Company.

         William J. Shaw became a director of the Company in June 1998. Mr. Shaw has been Chairman, President and Chief Executive Officer of Thousand Trails, Inc., the owner/manager of recreational campgrounds, since May 1995. He also served as President and Chief Executive Officer of Ameriscribe, Inc., a data management firm from 1989 to 1994.

         Myron M. Sheinfeld became a director of the Company in November 1998. Mr. Sheinfeld has been counsel to the law firm of Sheinfeld, Maley & Kay, P.C. since 1997. He also serves as member of the board of directors of Nabors Industries, Inc., Repap Enterprises, Inc. and a trustee of Third Avenue Trust Fund Series.

         David Jack joined the Company in December 1998 as Vice-President, Treasurer. He has served as Vice-President, Accounting and Treasurer of Consumers since March 1997. Mr. Jack served as Secretary-Treasurer of Consumers from 1983 to March 1997.

         Mark J. Karrenbauer joined Old Anchor in 1994 as Vice President, Human Resources.

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

BOARD OF DIRECTORS OF THE COMPANY

         From and after February 5, 2000, the Board of Directors (each a "Director") is divided into three classes, as nearly equal in the number of Directors as possible. The term of Directors of the first, second and third class will expire at the first, second and third annual meeting after their election, respectively. At each annual meeting, the number of Directors constituting the class whose term has expired at the time of such meeting will be elected to hold office until the third succeeding annual meeting. Pursuant to the Bylaws of the Company (the "Bylaws"), Directors may be removed only with cause by the affirmative vote of the holders of 75% of the outstanding shares of the Common Stock.

         The foregoing provisions of the Restated Charter and the Bylaws are subject to the rights, if any, of any series of preferred stock of the Company to elect additional Directors under circumstances specified in the Restated Certificate of Incorporation relating to such preferred stock.

         Officers of the Company serve at the discretion of the Board of Directors.

         On March 8, 2000, the number of Directors on the Board was increased from 11 to 15 Directors. The Board approved the election of Messrs. Connelly, Erb, A. Ghaznavi and Hergert to fill the newly created vacancies.

         Consumers U.S. and its affiliates, the owners of 66.1% of the outstanding common stock of the Company, have agreed to vote their shares in favor of the Class One Directors to extend their terms at the next election of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         Included in the table below, is compensation awarded to, earned by or paid, during the two years ended December 31, 1999 and the period from February 5, 1997 to December 31, 1997, to the Company's Chief Executive Officer and the six most highly compensated executive officers who were serving as officers at the end of 1999.

                                                                          Annual Compensation
                                                               --------------------------------------------
                                                                                       (2)(3)(4)All Other
   Name and Principal Position                    Year         Salary($)    Bonus($)     Compensation($)
   ---------------------------                    ----         ----------   ---------  --------------------
John J. Ghaznavi                                  1999         $     --      $     --        $    --
   Chairman, Chief Executive                      1998               --            --             --
   Officer (1)                                    1997               --            --             --

Richard M. Deneau                                 1999         $350,040      $     --        $ 7,200
   President, Chief Operating                     1998          350,040       115,012         26,970
   Officer                                        1997          246,703            --         23,991

Roger L. Erb                                      1999         $219,245      $     --        $20,701
   Senior Vice President-                         1998          200,040        80,012         15,283
   Operations                                     1997          142,413            --            625

David T. Gutowski                                 1999         $200,040      $     --        $ 7,200
   Senior Vice President-                         1998          200,040        60,012          7,200
   Administration                                 1997          171,701(6)         --         42,091

M. William Lightner                               1999         $200,040      $     --        $42,360
   Senior Vice President-Finance                  1998          200,040        60,012         73,883
   Chief Financial Officer, Treasurer             1997          141,695(5)         --         10,971

Gordon S. Love                                    1999         $200,040      $     --        $ 7,200
   Senior Vice President-                         1998          200,040        60,012         26,644
   Sales and Marketing                            1997          132,413            --          2,884

C. Kent May                                       1999         $200,040      $     --        $    --
   Senior Vice President-General                  1998          200,040        60,012             --
   Counsel and Secretary                          1997          153,419            --             --

--------------------------------------------------------------------------------
(1) Mr. J. Ghaznavi received no compensation from the Company. The Company is a party to a Management Agreement with G&G, whereby, G&G provides specified managerial services for the Company and is entitled to receive an annual management fee of up to $3.0 million.
(2) Information provided in the column labeled "All other compensation" for 1999 includes moving expenses paid by the Company for: Mr. Erb - $13,837 and Mr. Lightner - $35,160 and includes the Company's contributions under the Company's 401(K) plan for: Mr. Deneau - $7,200; Mr. Erb - $6,864; Mr. Gutowski - $7,200; Mr. Lightner - $7,200; and Mr. Love - $7,200.
(3) Information provided in the column labeled "All other compensation" for 1998 includes moving expenses paid by the Company for: Mr. Deneau - $19,770; Mr. Erb - $8,083; Mr. Lightner - $66,717; and Mr. Love - $19,444
     and includes the Company's contributions under the Company's 401(K) plan for: Mr. Deneau - $7,200; Mr. Erb - $7,200; Mr. Gutowski - $7,200; Mr.
     Lightner - $7,166; and Mr. Love - $7,200.
(4) Information provided in the column labeled "All other compensation" for 1997 includes moving expenses paid by the Company.
(5) In addition to the above, Mr. Lightner received a salary from G&G in 1997 of $58,305. Mr. Lightner also, received a bonus of $54,155 from Consumers, earned in 1997, paid in the following year.
(6) In addition to the above, Mr. Gutowski received a salary from G&G in 1997 of $58,305.

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

DIRECTOR AND EMPLOYEE INCENTIVE STOCK OPTION PLAN OF CONSUMERS

         The Director and Employee Incentive Stock Option Plan, 1996, as amended, of Consumers, permits Consumers to grant options to purchase common shares of Consumers to directors and employees of Consumers and any subsidiary or affiliate, including Anchor. Options may be granted to purchase an aggregate of 3,300,000 Common Shares of Consumers. Options to purchase 123,000 shares of Consumers Common Stock at an exercise price of $8.00 (Canadian dollars) in 1999, 51,000 shares of Consumers Common Stock at an exercise price of $9.75 (Canadian dollars) in 1998 and 1,066,500 shares of Consumers Common Stock, at exercise prices that range from $9.65 to $13.50 (Canadian dollars) in 1997, were granted to salaried employees of Anchor. Granted options have a term of ten years and vest one third each year over a three year period. At the Annual Shareholders Meeting of Consumers in June 1999, the Director and Employee Incentive Stock Option Plan was amended whereby the exercise price of certain outstanding stock options issued under the plan for which the current exercise price exceeded $8.00 (Canadian dollars), other than for those options owned by Mr. John J. Ghaznavi and his associates, were reduced to an exercise price of $8.00 (Canadian dollars).

OPTION GRANT TABLE

         The following table summarizes details of all grants of stock options made during the fiscal year ended December 31, 1999 to each of the named executive officers.

                                NUMBER OF
                                SECURITIES     % OF TOTAL
                                UNDERLYING   OPTIONS GRANTED
                                 OPTIONS     TO EMPLOYEES IN
NAME                            GRANTED(1)         1999         EXERCISE PRICE        EXPIRATION DATE
-------------------------------------------------------------------------------------------------------
John J. Ghaznavi                      --             --                 --                    --
-------------------------------------------------------------------------------------------------------
Richard M. Deneau                 35,000           18.1%          $3.80 Canadian            2009
-------------------------------------------------------------------------------------------------------
Roger L. Erb.                     35,000           18.1%           3.80 Canadian            2009
-------------------------------------------------------------------------------------------------------
David T. Gutowski                     --             --                 --                    --
-------------------------------------------------------------------------------------------------------
M. William Lightner, Jr.              --             --                 --                    --
-------------------------------------------------------------------------------------------------------
Gordon S. Love                        --             --                 --                    --
-------------------------------------------------------------------------------------------------------
C. Kent May                           --             --                 --                    --
-------------------------------------------------------------------------------------------------------

(1) Options for common shares of Consumers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table summarizes details of all exercises of stock options during the fiscal year ended December 31, 1999 by each of the officers named below and the fiscal year end value of unexercised options.

                                                                                     VALUE OF UNEXERCISED
                                                                     NUMBER OF       IN-THE-MONEY OPTIONS
                                                                UNEXERCISED OPTIONS       AT FISCAL
                                 SHARES        AGGREGATED      AT FISCAL YEAR-END(#)    YEAR-END($)(2)
                               ACQUIRED ON        VALUE            EXERCISEABLE/        EXERCISEABLE/
NAME                           EXERCISE(#)     REALIZED($)       UNEXERCISEABLE(1)      UNEXERCISEABLE
---------------------------------------------------------------------------------------------------------
John J. Ghaznavi                  --               --                      -/-                -/-
Richard M. Deneau                 --               --            88,333/61,667                -/-
Roger L. Erb                      --               --            61,667/48,333                -/-
David T. Gutowski                 --               --            125,000/5,000                -/-
M. William Lightner, Jr           --               --            145,000/5,000                -/-
Gordon S. Love                    --               --            30,000/15,000                -/-
C. Kent May                       --               --             95,000/5,000                -/-

(1)  Options for common shares of Consumers.

(2) Value of unexercised options calculated using the closing price for common shares of Consumers on The Toronto Stock Exchange on December 31, 1999, less the exercise price.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The compensation committee is comprised of the Messrs. J. Ghaznavi, Deneau and Shaw. Mr. Ghaznavi is also a member of Consumers' compensation committee. Certain members of Consumers' board of directors also serve as executive officers and/or directors of Anchor, including Messrs. J. Ghaznavi, Farrar, Gutowski and May.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS OF COMPANY

         The following table sets forth information with respect to the beneficial ownership of the Company's Class Common Stock as of March 8, 2000 by
(i) each person who is known by the Company to beneficially own 5% or more of such Common Stock, (ii) each Director of the Company, (iii) the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table and (iv) all current Directors and executive officers of the Company as a group. Prior to February 5, 2000, the common stock consisted of three classes: Classes A, B and C. Until February 5, 2000, the Company's Class C Common Stock was non-voting. Thereafter, all classes of common stock of the Company have been consolidated on a one to one share basis into one class of Common Stock. Upon such consolidation, all holders of the Common Stock have the same voting and other rights. The number of shares in the table is rounded to the nearest whole share and the percentages are rounded to the nearest tenth of a percent.

         Unless otherwise indicated in the footnotes to the table, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of the Company. All primary share amounts and percentages reflect beneficial ownership determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into Common Stock at the option of the holder currently or within 60 days of March 8, 2000, and that no other stockholder so converts. All fully diluted share amounts and percentages reflect beneficial ownership of Common Stock determined on a fully diluted basis. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be, as of March 8, 2000.

                                                                      CLASS AND AMOUNT OF
                                                                      BENEFICIAL OWNERSHIP         PERCENTAGE
--------------------------------------------------------------------------------------------------------------------
                                                                                Primary and                   Fully
   NAME                                                            Actual      Fully Diluted     Primary     Diluted
--------------------------------------------------------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
--------------------------------------------------------------------------------------------------------------------
John J. Ghaznavi(1)                                                 --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Richard M. Deneau(2)                                                --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Roger L. Erb(3)                                                     --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Patrick T. Connelly(4)                                              --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Ahmad Ghaznavi(5)                                                   --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Paul H. Farrar(6)                                                   --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Steven J. Friesen(7)                                                --               --             --            --
--------------------------------------------------------------------------------------------------------------------
David T. Gutowski(8)                                                --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Jonathan K. Hergert                                                 --               --             --            --
--------------------------------------------------------------------------------------------------------------------
M. William Lightner(9)                                              --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Gordon S. Love(10)                                                  --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Christopher M. Mackey(11)                                      159,555        2,254,312           53.0           6.7
--------------------------------------------------------------------------------------------------------------------
C. Kent May(12)                                                     --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Robert C. Ruocco(13)                                            89,276        1,393,818           40.2           4.1
--------------------------------------------------------------------------------------------------------------------
William J. Shaw                                                     --               --             --            --
--------------------------------------------------------------------------------------------------------------------
Myron M. Sheinfeld                                                  --               --             --            --
--------------------------------------------------------------------------------------------------------------------
All Directors and executive officers as a group                248,831        3,415,468           65.6          10.8
(19 persons)(14)
--------------------------------------------------------------------------------------------------------------------
GREATER THAN FIVE PERCENT STOCKHOLDERS
--------------------------------------------------------------------------------------------------------------------
Anchor Glass  Container Corporation Service                         --        1,500,000           41.0           4.4
Retirement Plan(15)
--------------------------------------------------------------------------------------------------------------------
Smith Barney, as escrow agent for certain                      109,136          608,460           22.9           1.8
creditors of Old Anchor(16)
--------------------------------------------------------------------------------------------------------------------
Consumers U.S., Inc.(17)                                       902,615       20,126,406           94.1          59.5
--------------------------------------------------------------------------------------------------------------------
G&G Investments, Inc.(18)                                      525,000          525,000           24.3           1.6
--------------------------------------------------------------------------------------------------------------------

(1) Through G&G, Ghaznavi Canada, Inc. and other affiliates, Mr. J. Ghaznavi beneficially owns 23,575,345 shares of the voting common stock of Consumers, including 1,588,126 shares issuable upon the exercise of currently exercisable options. Mr. Ghaznavi is the controlling shareholder of G&G and Consumers U.S. G&G is also deemed to beneficially own shares of the common stock owned by Consumers U.S. See footnote (17).

(2) Mr. Deneau beneficially owns 142,243 shares of the voting common stock of Consumers, including 88,333 shares issuable upon the exercise of currently exercisable options.

(3) Mr. Erb beneficially owns 113,987 shares of the voting common stock of Consumers, including 61,667 shares issuable upon the exercise of currently exercisable options.

(4) Mr. Connelly beneficially owns 10,500 shares of the voting common stock of Consumers.

(5) Mr. A. Ghaznavi beneficially owns 3,333 shares of the voting common stock of Consumers, all of which are issuable upon the exercise of currently exercisable options.

(6) Mr. Farrar beneficially owns 25,000 shares of the voting common stock of Consumers, including 20,000 shares issuable upon the exercise of currently exercisable options.

(7) Mr. Friesen beneficially owns 125,000 shares of the voting common stock of Consumers, including 60,000 shares issuable upon the exercise of currently exercisable options.

(8) Mr. Gutowski beneficially owns 162,460 shares of the voting common stock of Consumers, including 125,000 shares issuable upon the exercise of currently exercisable options.

(9) Mr. Lightner beneficially owns 174,960 shares of the voting common stock of Consumers, including 145,000 shares issuable upon the exercise of currently exercisable options, but not including 1,500 shares owned by Mr. Lightner's spouse with respect to which Mr. Lightner disclaims beneficial ownership.

(10) Mr. Love beneficially owns 43,240 shares of the voting common stock of Consumers including 30,000 shares issuable upon the exercise of currently exercisable options.

(11) Includes 1,849,258 shares issuable upon conversion of 443,822 shares of Series A Preferred Stock and 245,499 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Mackey has beneficial ownership of 159,503 shares of common stock, 443,641 shares of Series A Preferred Stock and warrants to acquire 245,386 shares through CoMac Partners, L.P., Co Mac International N.V., Co Mac Opportunities Fund, L.P. and CoMac Endowment Fund, L.P. Mr. Mackey may be deemed to share voting (as applicable) and investment power with respect to such shares. Mr. Mackey is an executive officer, director and shareholder of CoMac Advisors, Inc., which is the sole general partner of CoMac Associates, L.P., CoMac Opportunities Fund, L.P. and CoMac Endowment Fund, L.P. CoMac Associates, L.P. is the sole general partner of CoMac Partners, L.P. Mr. Mackey is a member of the supervisory board of directors of CoMac International N.V. and is an executive officer, director and shareholder of CMS Advisors Inc., the investment advisor to CoMac International N.V. Pursuant to Rule 13d-4 under the Securities Act, Mr. Mackey disclaims beneficial ownership of such shares. The address for this stockholder is 1 Greenwich Office Park, 3rd Floor, Greenwich, Connecticut 06831.

(12) Mr. May beneficially owns 109,140 shares of the voting common stock of Consumers, including 95,000 shares issuable upon the exercise of currently exercisable options.

(13) Includes 1,143,296 shares issuable upon conversion of 274,391 shares of Series A Preferred Stock and 161,246 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Ruocco has beneficial ownership of 89,145 shares of common stock, 273,962 shares of Series A Preferred Stock and warrants to acquire 160,987 shares through Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P. Mr. Ruocco beneficially owns 1,256,200 shares of the voting common stock of Consumers through Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P. Mr. Ruocco may be deemed to share voting (as applicable) and investment power with respect to such shares. Pursuant to Rule 13d-4 under the Securities Act, Mr. Ruocco disclaims beneficial ownership of such shares. The address for this stockholder is c/o Carl Marks Management Co., 135 East 57th Street, New York, New York 10022.

(14) Represents the shares of common stock discussed in footnotes (10) and (12).

(15) All 1,500,000 shares of this stockholder's beneficially owned shares of common stock are issuable upon conversion of 360,000 shares of Series A Preferred Stock. This stockholder's shares of Series A Preferred Stock are held in trust by the Chase Manhattan Bank, as trustee of such benefit plan and the current address for this stockholder is c/o The Chase Manhattan Bank, 4 New York Plaza, 2nd Floor, New York, New York 10004. However, an "investment manager", as that term is defined in Section 3(38) of ERISA, has been appointed to control the shares contributed to the plans and has exclusive control over this stockholder's shares of Series A Preferred Stock and any shares of common stock into which such shares of Series A Preferred Stock may be converted.

(16) Includes 499,092 shares issuable upon conversion of 119,782 shares of Series A Preferred Stock. The 109,136 shares of common stock and the 119,782 shares of Series A Preferred Stock are held by Smith Barney, as escrow agent, pursuant to an escrow agreement between Old Anchor and Smith Barney. Such shares are to be distributed to the creditors of Old Anchor pursuant to the reorganization plan of Old Anchor as approved by the United States Bankruptcy Court of the District of Delaware. Under the terms of such escrow agreement, Smith Barney may not exercise any voting rights with respect to the common stock held in escrow except as expressly instructed in an order of such Bankruptcy Court. The address of Smith Barney is 388 Greenwich Street, 19th Floor, New York, New York 10013.

(17) Includes 19,223,791 shares issuable upon conversion of 4,229,234 shares of Series B Preferred Stock (including 869,234 shares of Series B Preferred Stock, accrued as of December 31, 1999 as a payment-in-kind dividends). On a fully diluted basis, Consumers U.S. owns approximately 59.5% of the common stock of the Company. All of the shares of common stock and Series B Preferred Stock currently owned or subsequently acquired by Consumers U.S. will be pledged to secure the Consumers U.S. guarantee of the Company's obligations under the First Mortgage Notes and the related indenture. Pursuant to the Warrant Agreement, upon the closing of the First Mortgage Notes offering, the Company issued to Consumers U.S. 702,615 shares of Common Stock (or 2.5% of the common stock outstanding on such date on a fully diluted basis). The address for Consumers U.S.
     is 3140 William Flinn Highway, Allison Park, Pennsylvania 15101.

(18) The address for G&G is 3140 William Flinn Highway, Allison Park, Pennsylvania 15101.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is part of a group of glass manufacturing companies (the "Affiliated Glass Manufacturers") with Consumers and GGC, each of which is controlled by Mr. J. Ghaznavi through G&G. The Company currently engages (and intends to expand) in a variety of transactions with Consumers and GGC as a part of its strategy to achieve synergies among the companies. These expected transactions may include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of Anchor's mold and repair shops and the possible consolidation of certain functions such as sales, engineering and management information services.

         The Company has entered into an Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers U.S., Consumers International Inc., GGC, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies which establishes standards for certain intercompany transactions. Pursuant to the Intercompany Agreement, the Company may, from time to time, fill orders for customers of Affiliated Glass Manufacturers and Affiliated Glass Manufacturers may, from time to time fill orders for customers of the Company. In such case, where the customer is not a common customer, the company that does the manufacturing will pay a market commission, up to 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an Affiliated Glass Manufacturers or to an Affiliated Glass Manufacturers by the Company, the transfer is treated as though the transferee had filled the orders for the transferred customer.

         In connection with any bulk purchasing of raw materials, packaging materials, machinery, insurance, maintenance services, environmental services, design and implementation of certain software systems and other items and services used in this business, each of the Affiliated Glass Manufacturers will share out-of-pocket costs of the purchasing activities without payment of commissions. Similarly, in connection with the provision of technical, engineering or mold design services, the company providing the services will receive reasonable per diem fees and costs for the employees provided. For services such as the provision of molds, the company providing the service will receive cost plus a reasonable market mark-up.

         Transactions carried out in accordance with the Intercompany Agreement do not require approval of the board of directors or fairness opinions. Any amendment to the Intercompany Agreement is subject to the Indenture requirement that it be in writing, on terms no less favorable to the Company than could have been obtained in a comparable arm's length transaction between the Company and third parties and is subject to the approval of the Board of Directors ("Affiliate Transaction Provisions"). The Revolving Credit Facility and the indentures require that transactions between the Company and an affiliate be in writing on no less favorable terms to the Company than would be obtainable in a comparable arm's length transaction between the Company and a person that is not an affiliate. In addition, transactions exceeding certain threshold values require the approval of the Company's board of directors, including the approval of a majority of the Company's independent directors, or an independent fairness opinion.

         Certain affiliates of the Company are engaged in businesses other than the manufacture of glass containers, such as manufacturing or rehabilitating manufacturing equipment, automobile and truck leasing, shipping and real estate management. Transactions between the Company and these affiliates are subject to the Affiliate Transaction Provisions of the indentures.

         The Company is party to the Management Agreement with G&G. Pursuant to the Management Agreement, G&G is to provide specified managerial services for the Company. For these services, G&G is entitled to receive an annual management fee of up to $3.0 million and to reimbursement of its out-of-pocket costs plus an administrative charge not to exceed 10% of those costs. The Revolving Credit Facility and the indentures limit management fee payments by the Company under the Management Agreement to $1.5 million per year unless the Company meets certain financial tests, in which case such fees will accrue. Payment of fees in excess of $1.5 million are made based upon calculations of restricted payments under the indentures. In 1999, certain tests were not met and the fees due under the Management Agreement were limited to $1.5 million.

         In September 1997, Hillsboro, a glass container manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers have been purchased by Consumers and Anchor.

         In June 1999, CUS II, Inc. a newly-formed U.S. wholly-owned subsidiary of Consumers, acquired the net operating glass manufacturing assets of Glenshaw. The purchase price of $54.3 million was paid in the form of interests in GGC, that will be exchangeable for common shares of Consumers.

         In March 2000, Anheuser-Busch purchased the previously closed Houston, Texas glass container manufacturing facility and certain operating rights. See
Item 1 - Business - Recent Developments.

         The Company from time to time has engaged the law firm of Eckert Seamans Cherin and Mellott, LLC, to represent it on a variety of matters. Jonathan K. Hergert, a director of the Company, and C. Kent May, an executive officer and director of the Company, are members of such law firm.

INDEBTEDNESS OF MANAGEMENT

         Indebtedness to the Corporation, of all directors and officers of Anchor, entered into in connection with a securities purchase program of Consumers common stock, aggregated $229,667 at February 29, 2000. Indebtedness, in excess of $60,000, of directors and executive officers of Anchor under this program consists of $72,094, outstanding at February 29, 2000 (which is the largest amount outstanding during 1999) from Mr. J. Ghaznavi. This indebtedness is secured by 47,130 shares of Consumers common stock. In addition, as described under "Liquidity and Capital Resources," G&G funded an advance on the purchase of a controlling interest in a European glass manufacturer through a loan from the Company of approximately $17.3 million. Mr. J. Ghaznavi controls G&G.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements, Schedules and Exhibits

1. Financial Statements. The Financial Statements of Anchor Glass Container Corporation and Anchor Resolution Corp. and the Reports of Independent Certified Public Accountants are included beginning at page F-1 and beginning at page H-1 of this Form 10-K. See the index included on page 19.

2. Financial Statement Schedules. The following Financial Statement Schedules are filed as part of this Form 10-K and should be read in conjunction with the Financial Statements of Anchor Glass Container Corporation and the Consolidated Financial Statements of Anchor Resolution Corp.


                                                                     SCHEDULE II
                       ANCHOR GLASS CONTAINER CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                     TWO YEARS ENDED DECEMBER 31, 1999 AND
             THE PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


Column A                                      Column B        Column C       Column D    Column E      Column F
--------                                      --------        --------       --------    --------      --------
                                                                    Additions
                                                              -----------------------

                                             Balance at        Charged to    Charged                   Balance at
                                            beginning of       costs and     to other                     end
Description                                    period          expenses      accounts    Deductions    Of period
-----------                                    ------         ----------     --------    ----------    ----------
Year ended December 31, 1999
   Allowance for doubtful accounts             $1,288            $ 125       $   --      $  313(A)      $1,100
   Plant closing reserves                         300               --           --         300             --

Year ended December 31, 1998
   Allowance for doubtful accounts             $2,025            $(525)      $   --      $  212(A)      $1,288
   Plant closing reserves                       5,000               --           --       4,700            300

Period from February 5, 1997 to
   December 31, 1997
   Allowance for doubtful accounts             $1,630            $ 375       $  360(B)     $340(A)      $2,025
   Plant closing reserves                      25,800               --           --      20,800          5,000

---------------
(A)      Accounts written off
(B)      Amount recognized as part of Anchor Acquisition

                                                                   SCHEDULE  II

                            ANCHOR RESOLUTION CORP.
                       VALUATION AND QUALIFYING ACCOUNTS
                PERIOD FROM JANUARY 1, 1997 TO FEBRUARY 4, 1997
                             (DOLLARS IN THOUSANDS)

Column A                                 Column B       Column C         Column D      Column E        Column F
--------                                 --------       --------         --------      --------        --------
                                                                Additions
                                                        -------------------------

                                         Balance at     Charged to     Charged to                    Balance at end
                                        beginning of     costs and       other                             of
Description                                period        expenses       accounts       Deductions        period
-----------                                ------        --------       --------       ----------        ------
Interim Period 1997
   Allowance for doubtful accounts         $1,503          $127              --               --         $1,630

(A)      Accounts written off


      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

3.       Exhibits


  EXHIBIT
  NUMBER                                  ITEM
  -------                                 ----
  2.1           Asset Purchase Agreement dated as of December 18, 1996 among
                Anchor Glass Container Corporation, now known as Anchor
                Resolution Corp. ("Old Anchor"), Consumers Packaging Inc. and
                Owens-Brockway Glass Container Inc.
  2.2           Amendment to Asset Purchase Agreement (the "Asset Purchase
                Agreement") dated as of February 5, 1997 by and among Old
                Anchor, Consumers Packaging Inc. and Owens-Brockway Glass
                Container Inc.
  2.3           Order of United States Bankruptcy Court for the District of
                Delaware approving (i) the Asset Purchase Agreement and (ii)
                the assumption and assignment of certain related executory contracts
  2.4           Order of United States Bankruptcy Court for the District of
                Delaware approving the Amendment to the Asset Purchase
                Agreement
  2.5           Memorandum of Understanding dated February 5, 1997 among Old
                Anchor, Consumers Packaging Inc. and the Company
  2.6###        Stipulation and Order of United States Bankruptcy Court for the
                District of Delaware relating to the Settlement
  3.1           Amended and Restated Certificate of Incorporation of the Company
  3.2           Bylaws of the Company
  3.5           Certificate of Designation of Series A 10% Cumulative
                Convertible Preferred Stock
  3.6           Certificate of Designation of Series B 8% Cumulative Convertible
                Preferred Stock
  3.7###        Amendment to Certificate of Designation for Series A 10%
                Cumulative Convertible Preferred Stock
  3.8###        Amendment to Certificate of Designation for Series B 8%
                Cumulative Convertible Preferred Stock
  3.9###        Certificate of Amendment of Certificate of Incorporation of the
                Company
  4.1           Indenture dated as of April 17, 1997 among the Company,
                Consumers U.S. and The Bank of New York, as trustee
  4.2           Form of Initial Notes (included in Exhibit 4.1)
  4.3           Form of Exchange Notes (included in Exhibit 4.1)
  4.4           Security  Agreement dated as of April 17, 1997 among the
                Company, Bankers Trust Company, as Collateral Agent under the
                Revolving Credit Agreement
  4.5           Assignment of Security Agreement dated as of April 17, 1997 among the Company, Bankers Trust Company, as assignor, and The
                Bank of New York, as assignee and as trustee under the
                Indenture
  4.6           Pledge Agreement dated as of April 17, 1997 among Consumers U.S.
                and The Bank of New York, as trustee under the Indenture
  4.7           Intercreditor Agreement dated as of February 5, 1997 among The
                Bank of New York, as Note Agent, and BT Commercial Corporation,
                as Credit and Shared Collateral Agent
  4.8           Amendment No. 1 to the Intercreditor Agreement, dated as of
                April 17, 1997 among The Bank of New York as Note Agent, and BT
                Commercial Corporation, as Credit and Shared Collateral Agent
  4.9           Registration  Rights Agreement dated as of April 17, 1997 among the Company, Consumers U.S., BT Securities Corporation and TD
                Securities (USA) Inc.
  4.10#         Indenture dated as of March 16, 1998 among the Company,
                Consumers U.S. and The Bank of New York, as trustee
  4.11#         Form of Initial Notes (included in Exhibit 4.10)
  4.12#         Form of Exchange Notes (included in Exhibit 4.10)
  4.13#         Registration  Rights  Agreement  dated as of March 16, 1998 among the Company, TD Securities and BT Alex. Brown

  EXHIBIT
  NUMBER                                  ITEM
  -------                                 ----
  10.1          Credit Agreement (the "Credit  Agreement") dated as of February
                5, 1997 among the Company, Bankers Trust Company, as Issuing
                Bank, BT Commercial Corporation, as Agent and Co-Syndication
                Agent, PNC Bank, National Association, as Co-Syndication Agent
                and Issuing Bank, and the various financial institutions party thereto
  10.2          First Amendment to the Credit Agreement dated as of March 11,
                1997 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association
  10.3          Second Amendment to the Credit Agreement dated as of April 9,
                1997 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association
  10.4          Third Amendment and  Waiver to the Credit Agreement dated as of
                May 23, 1997 among the Company, Bankers Trust Company, BT
                Commercial Corporation, and PNC Bank, National Association, and
                the various financial institutions party to the Credit
                Agreement
  10.5          Fourth Amendment to the Credit Agreement dated as of September
                15, 1997 among the Company, Bankers Trust Company, BT
                Commercial Corporation, and PNC Bank, National Association and
                the various financial institutions part to the Credit Agreement
  10.6          Assignment of Security Interest in U.S. Trademarks and Patents
                dated February 5, 1997 by the Company to BT Commercial
                Corporation, as Collateral Agent under the Credit Agreement
  10.7          Assignment of Security Interest in U.S. Copyrights dated
                February 5, 1997 by the Company to BT Commercial Corporation,
                as Collateral Agent under the Credit Agreement
  10.8          Guaranty dated February 5, 1997, by Consumers U.S. in favor of
                BT Commercial Corporation and the other financial institutions party to the Credit Agreement Plan
  10.9          Termination Agreement dated February 3, 1997 by and between
                Consumers Packaging Inc., the Company and the Pension Benefit
                Guaranty Corporation
  10.10         Release Agreement among Old Anchor, the Company, the Official
                Committee of Unsecured Creditors of Anchor Glass Container
                Corporation ("Old Anchor") and Vitro, Sociedad Anonima
  10.11         Agreement (the "Vitro Agreement") dated as of December 18, 1996 between Old Anchor and Consumers Packaging Inc.
  10.12         First Amendment to the Vitro Agreement dated as of February 4,
                1997 among Vitro, Sociedad Anonima, Consumers Packaging Inc., on behalf of itself, and Consumers Packaging, Inc. on behalf of the Company
  10.13         Waiver Agreement dated as of February 5, 1997 by and between Old
                Anchor and Consumers Packaging Inc.
  10.14         Assignment and Assumption Agreement dated as of February 5, 1997 by and between Consumers Packaging, Inc.
  10.15         Assignment and Assumption Agreement dated as of February 5, 1997 by and between Consumers Packaging Inc. and the Company
                relating to certain employee Benefit plans
  10.16         Assignment and Assumption Agreement dated as of February 5,
                1997 between Consumers Packaging Inc. and the Company relating to certain commitment letters
  10.17         Bill of Sale, Assignment and Assumption Agreement dated as of
                February 5, 1997 by and between Old Anchor and the Company
  10.18         Assignment of Patent Property and Design Property from Old
                Anchor to the Company
  10.19         Trademark Assignment from Old Anchor to the Company
  10.20         Foreign Trademark Assignment from Old Anchor to the Company
  10.21         Copyright Assignment from Old Anchor to the Company
  10.22         Agreement dated as of February 5, 1997 between the Travelers
                Indemnity Company and its Affiliates, including The Aetna
                Casualty and Surety Company and their Predecessors, and the
                Company
  10.23         Allocation Agreement dated as of February 5, 1997 between
                Consumers Packaging Inc. and Owens-Brockway Glass Container
                Inc.
  10.24         Supply Agreement dated as of February 5, 1997 by and between the
                Company and Owens-Brockway Glass Container Inc.


  EXHIBIT
  NUMBER                                  ITEM
  -------                                 ----
  10.25         Transition Agreement dated as of February 5, 1997 between
                Consumers Packaging Inc., the Company and Owens-Brockway Glass
                Container Inc.
  10.26+        Technical Assistance and License Agreement executed December 18,
                1996 by Owens-Brockway Glass Container Inc. and Consumers
                Packaging Inc.
  10.27         Assurance Agreement (the "Assurance Agreement") dated as of
                February 5, 1997 among Owens-Brockway Glass Container, Inc.,
                Consumers Packaging, Inc., the Company, BT Commercial
                Corporation, Bankers Trust Company and The Bank of New York
  10.28         Letter agreement relating to Assurance Agreement dated April 17,
                1997 addressed to Owens-Brockway Glass Container Inc. and
                signed by Bankers Trust Company and The Bank of New York
  10.29         Intercompany Agreement dated as of April 17, 1997 among G&G
                Investments, Inc., Glenshaw Glass Company, Inc., Hillsboro
                Glass Company, I.M.T.E.C. Enterprises, Inc., Consumers
                Packaging Inc., Consumers International Inc., Consumers U.S.,
                the Company, BT Securities Corporation and The Bank of New
                York, as trustee under the Indenture
  10.30         Management Agreement dated as of February 5, 1997 by and between the Company and G&G Investments, Inc.
  10.31         Anchor Glass Container Corporation/Key Executive Employee
                Retention Plan
  10.32         Lease Agreement - Anchor Place at Fountain Square (the "Lease
                Agreement") dated March 31, 1988, by and between Old Anchor and
                Fountain Associates I Ltd. Relating to the Company's
                headquarters in Tampa, Florida
  10.33         First Amendment to Lease Agreement effective as of June 16,
                1992, by and between Fountain Associates I Ltd. and Old Anchor
  10.34         Second Amendment to Lease Agreement effective as of September
                30, 1993, by and between Fountain Associates I Ltd. and Old
                Anchor
  10.35         Third Amendment to Lease Agreement effective as of February 22,
                1995, by and between Fountain Associates I Ltd. and Old Anchor
  10.36         Agreement dated as of March 31, 1996 by and between Fountain
                Associates I Ltd. Citicorp Leasing, Inc. and Old Anchor
  10.37         Amended and Restated Agreement effective as of September 12,
                1996, by and between Fountain Associates I Ltd., Citicorp
                Leasing Inc. and Old Anchor
  10.38         Sixth Amendment to Lease and Second Amendment to Option
                Agreement dated as of February 5, 1997, by and between Fountain
                Associates I Ltd., Citicorp Leasing, Inc. and Old Anchor
  10.39         Building Option Agreement dated March 31, 1988, by and between
                Fountain Associates I, Ltd. and Old Anchor
  10.40         First Amendment to Building Option Agreement effective as of
                June 16, 1992, by and between Fountain Associates I. Ltd. and
                Old Anchor
  10.41+        Supply Agreement effective as of June 17, 1996 between The Stroh
                Brewery Company and the Company
  10.42         Supply Agreement between Bacardi International Limited and the
                Company (Withdrawn upon the request of the registrant, the
                Commission consenting thereto)
  10.43         Warrant Agreement dated as of February 5, 1997 between the
                Company and Bankers Trust Company
  10.44         Form of Warrant issued pursuant to the Warrant Agreement
  10.45         Rebate Agreement dated as of January 1, 1996 between Bacardi
                International Limited and the Company (Withdrawn upon the
                request of the registrant, the Commission consenting thereto)
  10.46#        Fifth Amendment to the Credit Agreement dated as of January 16,
                1998 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association and the various financial institutions party to the Credit Agreement
  10.47#        Sixth Amendment to the Credit Agreement dated as of March 11,
                1998 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association and the various financial institutions party to the Credit Agreement

  EXHIBIT
  NUMBER                                  ITEM
  -------                                 ----
  10.48##       Seventh Amendment to the Credit Agreement dated as of April 1,
                1998 among the Company, Bankers Trust Company, BT Commercial
                Corporation, and PNC Bank, National Association and the
                various financial institutions party to the Credit Agreement
  10.49###      First Amendment to Intercompany Agreement dated as of April 6,
                1998 among G&G Investments, Inc., Glenshaw Glass Company,
                Inc., Hillsboro Glass Company, I.M.T.E.C. Enterprises, Inc.,
                Consumers Packaging Inc., Consumers International Inc.,
                Consumers U.S. Inc., The Company, BT Securities Corporation
                and The Bank of New York, as trustee under the indentures.
  10.50*+       Eleventh Amendment and Waiver dated as of September 8, 1998, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association (Amendments numbered
                eighth, ninth and tenth do not exist).
  10.51*        Second Amendment to Intercompany Agreement dated as of
                September 8, 1998 among G&G Investments, Inc., Glenshaw Glass
                Company, Inc., Hillsboro Glass Company, I.M.T.E.C.
                Enterprises, Inc., Consumers Packaging Inc., Consumers
                International Inc., Consumers U.S., Inc., the Company, BT
                Commercial Corporation and PNC Bank.
  10.52**       Twelfth Amendment and Waiver dated as of January 6, 1999, to the Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association
  10.53***      Thirteenth Amendment and Waiver dated as of March 29, 1999, to the Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association.
  10.54***      Fourteenth Amendment and Waiver dated as of May 15, 1999, to the Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association.
  10.55***      Fifteenth Amendment and Waiver dated as of July 2, 1999, to the Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association.
  10.56***+     Southeast Glass Bottle Supply Agreement between Anheuser-Busch,
                Incorporated and Anchor Glass Container Corporation.
  10.57++       Sixteenth Amendment and Waiver dated as of August 8, 1999, to the Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association.
  10.58++       Seventeenth Amendment and Waiver dated as of October 11, 1999, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association.
  10.59ss.      Eighteenth Amendment and Waiver dated as of February 1, 2000, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association.
  10.60ss.      Nineteenth Amendment and Waiver dated as of March 10, 2000, to the Credit Agreement dated as of February 7, 1997, among the
                Company, the financial institutions party to the Credit
                Agreement, Bankers Trust Company, BT Commercial Corporation
                and PNC Bank, National Association.
  11.1ss.       Statement re: computation of per share earnings
  12.1ss.       Statement re: computation of ratio of earnings to fixed
                charges for the years ended December 31, 1999 and 1998 and the period from February 5, 1997 to December 31, 1997
  21.1          List of subsidiaries of the Company

  EXHIBIT
  NUMBER                                  ITEM
  -------                                 ----
   27.1ss.         Financial Data Schedule of the Company (for SEC use only)

---------------
+ Portions hereof have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 406 of Regulation C.

# - Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

## - Previously filed as an exhibit to the Company's Registration
Statement on Form S-4 (Reg. No. 333-50663) originally filed with the Securities and Exchange Commission on April 21, 1998 and incorporated herein by reference.

### - Previously filed as an exhibit to the Company's Registration Statement on Form 10 and incorporated herein by reference.

* - Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

** - Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

*** - Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

++ - Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

ss. - Filed herewith.

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


(b)      Reports on Form 8-K

               None

                   INDEX TO FINANCIAL INFORMATION FOR ANCHOR

                                                                       Page No.
                                                                       --------
Financial Statements of New Anchor:

    Report of Independent Certified Public Accountants                   F-2

    Statements of Operations and Other Comprehensive Income -
      Two Years ended December 31, 1999 and the
      Period from February 5, 1997 to December 31, 1997                  F-3

    Balance Sheets -
      December 31, 1999 and 1998                                         F-4

    Statements of Cash Flows -
      Two Years ended December 31, 1999 and the
      Period from February 5, 1997 to December 31, 1997                  F-6

    Statements of Stockholders' Equity -
      Two Years ended December 31, 1999 and the
      Period from February 5, 1997 to December 31, 1997                  F-8

    Notes to Financial Statements                                       F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Anchor Glass Container Corporation:

We have audited the accompanying balance sheets of Anchor Glass Container Corporation (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations and other comprehensive income, cash flows and stockholders' equity for the years ended December 31, 1999 and 1998, and the period from February 5, 1997, to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anchor Glass Container Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from February 5, 1997, to December 31, 1997, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Tampa, Florida
     February 25, 2000 (except for the
     matters discussed in Note 14,
     as to which the date is April 14, 2000)

                       ANCHOR GLASS CONTAINER CORPORATION
            STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

--------------------------------------------------------------------------------------------------------------------------
                                                                             Years Ended
                                                                             December 31,                  Period from
                                                                  -------------------------------      February 5, 1997 to
                                                                      1999               1998           December 31, 1997
--------------------------------------------------------------------------------------------------------------------------

Net sales ..............................................          $  628,728           $  643,318           $  569,441

Costs and expenses:
       Cost of products sold ...........................             582,975              594,256              523,709
       Restructuring charges ...........................                  --                4,400                   --
       Allocable portion of software write-off .........               9,600                   --                   --
       Selling and administrative expenses .............              28,465               30,246               25,120
                                                                  ----------           ----------           ----------

Income from operations .................................               7,688               14,416               20,612

Other income (expense), net ............................               3,671                2,912               (2,602)

Interest expense .......................................             (28,870)             (27,098)             (18,281)
                                                                  ----------           ----------           ----------

Loss before extraordinary item .........................             (17,511)              (9,770)                (271)

Extraordinary item-
       Write-off deferred financing costs ..............                  --                   --              (11,200)
                                                                  ----------           ----------           ----------

Net loss ...............................................             (17,511)              (9,770)             (11,471)

Preferred stock dividends ..............................             (13,650)             (13,037)             (11,302)
                                                                  ----------           ----------           ----------
Loss applicable to common stock ........................          $  (31,161)          $  (22,807)          $  (22,773)
                                                                  ==========           ==========           ==========

Basic net loss per share applicable to common stock
       before extraordinary item .......................          $    (5.93)          $    (5.12)          $    (3.62)
                                                                  ==========           ==========           ==========

Basic net loss per share applicable to common stock ....          $    (5.93)          $    (5.12)          $    (7.11)
                                                                  ==========           ==========           ==========

Basic weighted average number of common
       shares outstanding ..............................           5,251,356            4,455,466            3,201,148
                                                                  ==========           ==========           ==========

Other comprehensive income (loss):
       Net loss ........................................          $  (17,511)          $   (9,770)          $  (11,471)
       Other comprehensive income (loss):
           Minimum pension liability adjustment ........                 158                  382                 (540)
                                                                  ----------           ----------           ----------
Comprehensive income (loss) ............................          $  (17,353)          $   (9,388)          $  (12,011)
                                                                  ==========           ==========           ==========
--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------
                                                                                    December 31,
                                                                        -----------------------------------
Assets                                                                      1999                  1998
-----------------------------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents ................................              $    5,278               $    4,106
Accounts receivable, less allowance for doubtful
      accounts of $1,100 and $1,288, respectively ........                  53,556                   86,846
Advance to affiliate .....................................                  17,571                   17,866
Inventories:
      Raw materials and manufacturing supplies ...........                  24,415                   23,099
      Finished products ..................................                  82,562                   81,230
Other current assets .....................................                   7,603                    8,304
                                                                        ----------               ----------
          Total current assets ...........................                 190,985                  221,451

-----------------------------------------------------------------------------------------------------------

Property, plant and equipment:
      Land ...............................................                   7,769                    7,769
      Buildings ..........................................                  64,719                   63,721
      Machinery, equipment and molds .....................                 369,042                  334,714
      Cash held in escrow ................................                   8,258                       --
      Less accumulated depreciation and amortization .....                (129,787)                 (89,499)
                                                                        ----------               ----------
                                                                           320,001                  316,705
-----------------------------------------------------------------------------------------------------------

Other assets .............................................                  29,545                   22,839

Strategic alliances with customers, net of accumulated
      amortization of $11,526 and $5,063, respectively ...                  11,089                   26,187

Goodwill, net of accumulated
      amortization of $8,601 and $5,625, respectively ....                  50,804                   53,780
                                                                        ----------               ----------

                                                                        $  602,424               $  640,962
                                                                        ==========               ==========
-----------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          December 31,
                                                                                              -----------------------------------
Liabilities and Stockholders' Equity                                                             1999                    1998
---------------------------------------------------------------------------------------------------------------------------------
Current liabilities:

Revolving credit facility ......................................................              $   40,895               $   50,162
Current maturities of long-term debt ...........................................                   2,029                      840
Accounts payable ...............................................................                  48,729                   51,838
Accrued expenses ...............................................................                  34,545                   36,458
Accrued interest ...............................................................                   5,953                    5,970
Accrued compensation and employee benefits .....................................                  23,895                   27,249
                                                                                              ----------               ----------
      Total current liabilities ................................................                 156,046                  172,517
---------------------------------------------------------------------------------------------------------------------------------

Long-term debt .................................................................                 210,208                  202,920
Long-term pension liabilities ..................................................                  24,569                   33,855
Long-term post-retirement liabilities ..........................................                  59,464                   59,853
Other long-term liabilities ....................................................                  35,120                   37,236
                                                                                              ----------               ----------
                                                                                                 329,361                  333,864

Commitments and contingencies

---------------------------------------------------------------------------------------------------------------------------------

Redeemable preferred stock, Series A, $.01 par value; authorized, issued and outstanding 2,239,320 shares:
      $25 liquidation and redemption value, plus accrued dividends .............                  70,830                   66,643
                                                                                              ----------               ----------
Stockholders' equity:
Preferred stock, Series B, $.01 par value: authorized 5,000,000 shares;
  issued and outstanding 3,360,000 shares; $25 liquidation and
  redemption value .............................................................                      34                       34
  Issuable preferred stock, 869,234 shares (1998-547,159) at $25 per share .....                  21,731                   13,679
Common stock, $.10 par value; authorized 50,000,000 shares;
   Class A, issued and outstanding 556,025 shares (1998-555,808) ...............                      56                       56
   Class B, issued and outstanding 1,427,615 shares (1998-902,615) .............                     143                       90
   Class C, issued and outstanding 174,391 shares (1998-173,983) ...............                      17                       17
Warrants:
  Class A common stock, issued and outstanding 267,717 shares (1998-267,934) ...                   1,338                    1,340
  Class B common stock, issued and outstanding nil shares (1998-525,000) .......                      --                    2,625
  Class C common stock, issued and outstanding
           2,825,608 shares (1998-2,826,016) ...................................                  14,107                   14,108
Capital in excess of par value .................................................                  98,340                   94,565
Accumulated deficit ............................................................                 (89,579)                 (58,418)
Additional minimum pension liability ...........................................                      --                     (158)
                                                                                              ----------               ----------
                                                                                                  46,187                   67,938
                                                                                              ----------               ----------
                                                                                              $  602,424               $  640,962
                                                                                              ==========               ==========
---------------------------------------------------------------------------------------------------------------------------------

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended
                                                                                          December 31,             Period from
                                                                                      --------------------     February 5, 1997 to
                                                                                       1999          1998       December 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss ...............................................................      $  (17,511)      $   (9,770)      $  (11,471)
    Extraordinary item .....................................................              --               --           11,200
    Adjustments to reconcile loss before extraordinary item to net cash provided by (used in) operating activities:
           Depreciation and amortization ...................................          54,054           53,881           51,132
           Restructuring charges ...........................................              --            4,400               --
           Allocable portion of software write-off .........................           9,600               --               --
           Other ...........................................................           2,136              183            3,101
    Increase (decrease) in cash resulting from changes
       in assets and liabilities ...........................................           4,863          (63,205)         (28,479)
                                                                                  ----------       ----------       ----------
                                                                                      53,142          (14,511)          25,483

----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of assets and assumption of liabilities of Old Anchor .........              --               --         (200,470)
    Expenditures for property, plant and equipment .........................         (44,709)         (41,367)         (40,519)
    Proceeds from the sale of property, plant and equipment ................           8,533            2,723               --
    Deposit of sale proceeds into escrow account ...........................          (8,258)              --               --
    Payments of strategic alliances with customers .........................          (2,000)         (10,000)          (6,000)
    Stock in Parent, held for Pension Fund .................................          (3,000)              --               --
    Acquisition related contribution to pension plans ......................              --             (745)          (9,056)
    Other ..................................................................          (1,644)          (1,481)          (1,210)
                                                                                  ----------       ----------       ----------
                                                                                     (51,078)         (50,870)        (257,255)

----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt ...............................              --           50,000          280,000
    Principal payments of long-term debt ...................................            (984)            (540)        (130,278)
    Advance to affiliate ...................................................              --          (17,330)              --
    Sale of note receivable ................................................          11,200               --               --
    Dividends paid on Series A Preferred Stock .............................          (1,411)              --               --
    Proceeds from issuance of preferred stock ..............................              --               --           84,000
    Proceeds from issuance of common stock .................................              --               --            1,000
    Net draws on revolving credit facility .................................          (9,267)          39,694           10,468
    Other, primarily financing fees ........................................            (430)          (3,397)         (12,358)
                                                                                  ----------       ----------       ----------
                                                                                        (892)          68,427          232,832

----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
    Increase in cash and cash equivalents ..................................           1,172            3,046            1,060
    Balance, beginning of period ...........................................           4,106            1,060               --
                                                                                  ----------       ----------       ----------
    Balance, end of period .................................................      $    5,278       $    4,106       $    1,060
                                                                                  ==========       ==========       ==========

----------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended
                                                                                 December 31,                Period from
                                                                          --------------------------    February 5, 1997 to
                                                                           1999                1998       December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest .......................................                     $ 26,775            $ 23,973            $ 11,702
                                                                         ========            ========            ========
    Income tax payments (refunds), net .............                     $     --            $     --            $     --
                                                                         ========            ========            ========

Increase (decrease) in cash resulting from changes in assets and liabilities:
    Accounts receivable ............................                     $ 12,013            $ (3,044)           $ (7,523)
    Accounts receivable, intercompany ..............                       11,466             (27,399)             (2,112)
    Inventories ....................................                       (2,648)             15,794              (1,241)
    Other current assets ...........................                          931                (161)               (620)
    Accounts payable, accrued expenses and other
       current liabilities .........................                      (13,211)            (35,031)              3,688
    Other, net .....................................                       (3,688)            (13,364)            (20,671)
                                                                         --------            --------            --------
                                                                         $  4,863            $(63,205)           $(28,479)
                                                                         ========            ========            ========

Supplemental noncash activities:
--------------------------------

Non-cash equipment financing ......................                      $  9,196            $    930            $  1,115
                                                                         ========            ========            ========

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

    Anchor Acquisition:
       Fair value of assets acquired.....................           $  525,500
       Acquisition costs accrued.........................              (62,500)
       Goodwill..........................................               59,000
       Purchase price....................................             (250,000)
                                                                    ----------
       Liabilities assumed...............................           $  272,000
                                                                    ==========

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

                       ANCHOR GLASS CONTAINER CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
                                   Series B               Issuable                 Capital     Accumu-    Minimum       Total
                                  Preferred    Common     Preferred               In Excess     lated     Pension    Stockholders'
                                    Stock      Stock        Stock       Warrants   of Par      Deficit    Liability     Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, February 5, 1997         $     --    $     --    $     --    $     --    $     --    $     --    $      --     $     --

Issuance of 3,360,000
   shares of Series B
   Preferred Stock
   to Consumers U.S.                    34          --          --          --      83,966          --           --       84,000

Issuance of 200,000
   shares of Class B
   Common Stock to
   Consumers U.S.                       --          20          --          --       2,480          --           --        2,500

Issuance of 490,898
   shares of Class A
   Common Stock to
   creditors of Old Anchor              --          49          --          --       2,405          --           --        2,454

Issuance of 1,405,229 warrants
   to purchase
   Class C Common Stock
   in conjunction with the
   financing of Anchor
   Loan Facility                        --          --          --       7,012          --          --           --        7,012

Issuance of 702,615
   shares of Class B
   Common Stock to
   Consumers U.S. in
   conjunction with the
   financing of the Notes               --          70          --          --       3,443      (3,513)          --           --

Issuance of 702,614 warrants
   to purchase Class C
   Common Stock in
   conjunction with the
   financing of the Notes               --          --          --       3,506          --          --           --        3,506

Pay-in-kind dividends
   payable to Consumers U.S.
   on Series B
   Preferred Stock                      --          --       6,240          --          --      (6,240)          --           --

Acquisition of
   manufacturing rights                 --          --          --          --          --      (9,325)          --       (9,325)

Dividends accrued on Series
   A Preferred Stock                    --          --          --          --          --      (5,062)          --       (5,062)

Net loss                                --          --          --          --          --     (11,471)          --      (11,471)

Amount related to minimum
   pension liability                    --          --          --          --          --          --         (540)        (540)
                                  -----------------------------------------------------------------------------------------------

Balance, December 31, 1997        $     34    $    139    $  6,240    $ 10,518    $ 92,294    $(35,611)    $   (540)    $ 73,074
                                  ===============================================================================================

                       ANCHOR GLASS CONTAINER CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
                                   Series B               Issuable                 Capital     Accumu-    Minimum       Total
                                  Preferred    Common     Preferred               In Excess     lated     Pension    Stockholders'
                                    Stock      Stock        Stock     Warrants     of Par      Deficit    Liability     Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997        $     34    $    139    $  6,240    $ 10,518    $ 92,294    $(35,611)   $    (540)    $ 73,074

Warrants issued                         --          --                   8,750          --          --           --        8,750

Warrants exercised:
    Class A-7; Class C-17               --          24                  (1,195)      1,171          --           --           --

Pay-in-kind dividends
    Payable to Consumers
    U.S. on Series B
    Preferred Stock                     --          --       7,439          --          --      (7,439)          --           --

Contribution from shareholder
    related to profit on
    intercompany sales                  --          --          --          --       1,100          --           --        1,100

Dividends accrued on Series
    A Preferred stock                   --          --          --          --          --      (5,598)          --       (5,598)

Net loss                                --          --          --          --          --      (9,770)          --       (9,770)

Amount related to minimum
    pension liability                   --          --          --          --          --          --          382          382
                                  ------------------------------------------------------------------------------------------------

Balance, December 31,1998         $     34    $    163    $ 13,679    $ 18,073    $ 94,565    $(58,418)    $   (158)    $ 67,938
                                  ------------------------------------------------------------------------------------------------

Warrants exercised Class B              --          53          --      (2,628)      2,575          --           --           --

Pay-in-kind dividends
    Payable to Consumers
    U.S. on Series B
    Preferred Stock                     --          --       8,052          --          --      (8,052)          --           --

Contribution from shareholder
    related to profit on
    intercompany sales                  --          --          --          --       1,200          --           --        1,200

Dividends accrued on Series
    A Preferred stock                   --          --          --          --          --      (5,598)          --       (5,598)

Net loss                                --          --          --          --          --     (17,511)          --      (17,511)

Amount related to minimum
    pension liability                   --          --          --          --          --          --          158          158
                                  ------------------------------------------------------------------------------------------------

Balance, December 31,1999         $     34    $    216    $ 21,731    $ 15,445    $ 98,340    $(89,579)    $     --     $ 46,187
                                  ================================================================================================
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
           AND THE PERIOD FROM FEBRUARY 5, 1997 TO DECEMBER 31, 1997
                              (THE "1997 PERIOD")
                             (DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization of the Company

Anchor Glass Container Corporation (the "Company"), a Delaware corporation and a majority-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to acquire certain assets and assume certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), now Anchor Liquidating Trust, which is being liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

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

The Company is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC,") each of which is controlled through G&G Investments, Inc. ("G&G"), the majority owner of Consumers. The Company currently engages (and intends to expand) in a variety of transactions with Consumers and GGC as a part of its strategy to achieve synergies among the companies. These expected transactions may include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company's mold and repair shops and the possible consolidation of certain functions such as sales, engineering and management information services.

Business Segment

The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, liquor, food, tea and beverage industries. The Company markets its products throughout the United States. The Company's international and export sales are insignificant. Sales to Anheuser-Busch Companies, Inc. ("Anheuser-Busch") and The Stroh Brewery Company ("Stroh's") represented approximately 29.0% and 6.6%, respectively, of total net sales for the year ended December 31, 1999, 17.1% and 16.8%, respectively, of total net sales for the year ended December 31, 1998 and 8.8% and 15.6%, respectively, of total net sales for the 1997 Period. The loss of a significant customer, unless replaced, could have a material adverse effect on the Company's business.

Revenue Recognition

Revenues are recognized as product is shipped to customers.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and semi-finished and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs.

Property, Plant and Equipment

Property, plant and equipment expenditures, including renewals, betterments and furnace rebuilds which extend useful lives, and expenditures for glass forming machine molds are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, except for molds for which depreciation is recorded on a unit of production method based on units of glass produced supplemented by a net realizable formula to cover technical obsolescence, while accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates range from 2.5% for buildings and 6.3% to 20% for machinery and equipment. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally at rates of 20% to 25%, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred.

Strategic Alliances with Customers

The Company has entered into long-term agreements with several customers. Payments made or to be made to these customers are being amortized as a component of net sales on the statement of operations over the term of the related supply contract, which range between 1 and 12 years, based upon shipments.

On April 30, 1999, Stroh's closed on an agreement to sell its assets to Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). Under the terms of this agreement, the Company received $5,000 in cash and a non-interest bearing note of $14,000 from Miller in satisfaction of the unamortized balance of the Stroh's strategic alliance agreement. The note was sold to a third party in the second quarter of 1999. In satisfaction of a portion of the Stroh's outstanding trade accounts receivable, the Company received from Pabst, a five year note for $5,000 and an additional 68 month note for $5,000 representing a strategic alliance with Pabst. Pabst is committed to take a specified quantity of production during the note period or repay the strategic alliance note.

Acquisition of Manufacturing Rights

In September 1997, Hillsboro Glass Company ("Hillsboro"), a glass-manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and the Company effective December 31, 1997. The purchase price of the Company's portion of this contract was $12,525, of which $11,550 has been paid through 1999. Although the purchase price was based upon an independent valuation, because these manufacturing rights were acquired from a related party under common control, the $3,200 carrying value of these rights previously recorded on Hillsboro's books was maintained. The excess of the purchase price over the carrying value had been treated as a distribution to a shareholder in 1997.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired and is amortized on a straight line basis over a twenty year period. Amortization expense for the two years ended December 31, 1999 and 1998 and the 1997 Period were $2,976, $2,768 and $2,857, respectively.

Income Taxes

The Company applied Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109") which establishes financial accounting and reporting standards for the effects of income taxes which result from a company's activities during the current and preceding years.

Accounts Payable

Accounts payable includes the amount of checks issued and outstanding.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $163,000 as of December 31, 1999. The carrying amount of other financial instruments, except for the natural gas futures discussed in Note 13, approximate their estimated fair values.

The fair value information presented herein is based on information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

From time to time, the Company may enter into interest rate swap agreements that effectively hedge interest rate exposure. The net cash amount paid or received on these agreements is accrued and recognized as an adjustment to interest expense.

New Accounting Standards

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 --Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS 133 and has not determined the timing or method of adoption. SFAS 133 could increase volatility in earnings and other comprehensive income.

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

The computation of basic loss per share is as follows (dollars in thousands, except per share):

                                                                       Years ended
                                                                 -------------------------        1997
                                                                    1999          1998           Period
                                                                 ----------     ----------     ----------
     Basic net loss per share
       Net loss applicable to common stock...................    $  (31,161)    $  (22,807)    $  (22,773)
       Divided by
           Weighted average shares outstanding, plus.........     1,764,892      1,410,531      1,242,344
           Weighted average warrants outstanding.............     3,486,464      3,044,935      1,958,804
                                                                 ----------     ----------     ----------
                                                                  5,251,356      4,455,466      3,201,148
                                                                 ----------     ----------     ----------
       Basic net loss per share applicable to common stock...    $    (5.93)    $    (5.12)    $    (7.11)
                                                                 ==========     ==========     ==========

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

Reclassifications

Certain reclassifications have been made to prior year financials statements to be consistent with the current year presentation.

NOTE 2 - ALLOCABLE PORTION OF SOFTWARE WRITE-OFF

The Company recorded a write-off in 1999 of its allocable share of parent company software costs. Consumers implemented the SAP based software system with the intention that all affiliated companies would adopt that system and share ratably in the initial design, reengineering and implementation originated by Consumers. The SAP based system has proven to be a complicated system requiring extensive and expensive maintenance. Management of the affiliated companies continues to desire to have one operating system and is in the process of transitioning to a JDEdwards based system, currently in place in Anchor. As authorized by the Intercompany Agreement (see Note 8), Consumers has allocated $9,600 to Anchor representing Anchor's pro forma share of the original implementation costs based upon number of plants, number of workstations and sales.

NOTE 3 - PURCHASE OF ASSETS

During 1997, the Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Owens purchased assets and assumed liabilities of Old Anchor's Antioch and Hayward, California facilities and purchased certain other existing inventories. Owens also purchased Old Anchor's investment in Rocky Mountain Bottle Company, a joint venture with Coors Brewing Company ("Coors"), and assumed Old Anchor's agreement to manufacture Coors' glass packaging products in the United States.

The total purchase price approximated $378,000, excluding fees of approximately $1,500, which were paid by Consumers and recorded as capital in excess of par by the Company. The portion of the purchase price paid in cash by Owens amounted to approximately $128,000. The remaining purchase price of approximately $250,000 from the Company was comprised of: approximately $200,500 in cash, $47,000 face amount (1,879,320 shares) of mandatorily redeemable 10% cumulative convertible preferred stock ("Series A Preferred Stock") and $2,500 of common stock (490,898 shares with an estimated value of $5.00 per share) of the Company.

In June 1998, as part of an adjustment to the purchase price for the Anchor Acquisition, the Company paid to Old Anchor an additional $1,000 in cash and issued 1,225,000 warrants to purchase additional shares of common stock, valued at approximately $6,100. In addition, the Company issued 525,000 warrants to purchase additional shares of common stock to an affiliate of Consumers U.S., Inc., ("Consumers U.S.") the Company's parent and a wholly-owned indirect subsidiary of Consumers, valued at approximately $2,600. No payment is required upon exercise of these warrants. The effects of the settlement have been reflected in the financial statements for the period ended December 31, 1997.

The Company obtained the cash portion of the purchase price principally from an $85,000 cash investment by Consumers in $84,000 face amount (3,360,000 shares) of redeemable 8% cumulative convertible preferred stock (the "Series B Preferred Stock") and $1,000 of common stock (200,000 shares) and a $130,000 bank loan.

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

The estimated values of assets acquired and liabilities assumed as of February 5, 1997 after giving effect to the Anchor Acquisition and consideration paid is as follows:


       Accounts receivable....................................        $  46,000
       Inventories............................................          119,000
       Property, plant and equipment..........................          327,000
       Goodwill...............................................           59,000
       Other assets...........................................           32,000
       Current liabilities....................................         (149,000)
       Long-term debt.........................................           (2,000)
       Other long-term liabilities ...........................         (182,000)
                                                                     ----------
                                                                     $  250,000
                                                                     ==========

The following unaudited pro forma results of operations for the Company for the year ended December 31, 1997 assumes the Anchor Acquisition occurred on January 1, 1997 (dollars in thousands, except per share data):


       Net sales........................................................   $623,518
       Loss before extraordinary item...................................    (11,561)
       Net loss.........................................................    (22,761)
       Loss before extraordinary item applicable to common stock........    (24,044)
       Loss applicable to common stock..................................    (35,244)
       Basic net loss per share before extraordinary item applicable to
           common stock.................................................      (7.51)
       Basic net loss per share applicable to common stock..............     (11.01)

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

At December 31, 1999, advances outstanding under the Revolving Credit Facility were $40,895 and the borrowing availability was $5,611. The total outstanding letters of credit on this facility were $11,300. At December 31, 1999, the weighted average interest rate on borrowings outstanding was 8.6%. During 1999, average advances outstanding were approximately $51,150, the average interest rate was 7.8% and the highest month-end advance was $69,036.

The Company's obligations under the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company's inventories and accounts receivable and related collateral and a second priority pledge of all of the Series B Preferred Stock and the Class B Common Stock. In addition, the Company's obligations under the Revolving Credit Facility are guaranteed by Consumers U.S. and the holder of the outstanding Series B Preferred Stock and Class B Common Stock.

The Revolving Credit Facility contains certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility also contains financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a fixed charge ratio. The Company was in violation of one of these covenants, having exceeded the allowed amount of capital expenditures, for which it received a waiver.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                     December 31,
                                                                                            ----------------------------
                                                                                              1999                1998
                                                                                            --------            --------

     $150,000 First Mortgage Notes, interest at 11 1/4% due 2005 ...............            $150,000            $150,000
     $50,000 Senior Notes, interest at 9 7/8% due 2008 .........................              50,000              50,000
     Other .....................................................................              12,237               3,760
                                                                                            --------            --------
                                                                                             212,237             203,760
     Less current maturities ...................................................               2,029                 840
                                                                                            --------            --------
                                                                                            $210,208            $202,920
                                                                                            ========            ========

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

As additional consideration in providing the Anchor Loan Facility, the Company issued to BT Securities Corporation and TD Securities, 1,405,229 warrants convertible to Class C Common Stock. The warrants were valued at approximately $7,000. As a result of the refinancing of the Anchor Loan Facility, deferred financing fees of $11,200 were written off as an extraordinary loss in 1997.

Effective April 17, 1997, the Company completed an offering of the First Mortgage Notes, issued under an indenture dated as of April 17, 1997, among the Company, Consumers U.S. and The Bank of New York, as Trustee. The First Mortgage Notes are senior secured obligations of the Company, ranking senior in right of payment to all existing and future subordinate indebtedness of the Company and equal with all existing and future senior indebtedness of the Company. The First Mortgage Notes are guaranteed by Consumers U.S. Proceeds from the issuance of the First Mortgage Notes, net of fees, were approximately $144,000 and were used to repay $130,000 outstanding under the Anchor Loan Facility and $8,800 of advances outstanding under the Revolving Credit Facility, with the balance used for general corporate purposes.

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

Principal payments required on long-term debt are $2,029 in 2000, $1,816 in 2001, $1,963 in 2002, $2,036 in 2003 and $2,000 in 2004. Payments to be made in
2005 and thereafter are $202,393.

In connection with the issuance of the First Mortgage Notes on April 17, 1997, the Company issued 702,615 shares of Class B Common Stock to Consumers U.S. and 702,614 warrants, valued at $5.00 for each share and warrant, to the initial purchasers. As the Company has already incurred the internal general and administrative expenses related to the issuance of the First Mortgage Notes, the issuance of the shares to Consumers U.S. was treated as a shareholder distribution. The value of the warrants issued to the initial purchasers was deferred and is amortized over the life of the First Mortgage Notes.

Other long-term debt includes capital leases, which have imputed interest rates ranging from 6.0% to 9.0%. Imputed interest on capital leases as of December 31, 1999 was $4,346.

NOTE 6 - REDEEMABLE PREFERRED STOCK

The Company has designated 2,239,320 shares as Series A Preferred Stock and 5,000,000 shares as Series B Preferred Stock. The Series A Preferred Stock ranks, as to dividends and redemption and upon liquidation, prior to all other classes and series of capital stock of the Company. The holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Holders of Series A Preferred Stock are not entitled to vote, except as defined in its Certificate of Designation. The Company has paid one quarterly dividend in 1999 of approximately $1,411. Unpaid dividends have been accrued and included with the value of the related preferred stock on the balance sheets.

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

NOTE 7 - COMMON STOCK

For the period from February 5, 1997 to February 5, 2000, the common stock is divided into three classes, Class A and Class B, which are voting, and Class C, which is non-voting. During this period, the number of Directors of the Company is fixed at eleven, pursuant to the Amended and Restated Certificate of Incorporation, with the holders of the Class A shares having the right to elect four Directors and the holders of the Class B shares having the right to elect seven Directors. Holders of the Class C shares do not participate in the election of Directors. At December 31, 1999, the Company had outstanding warrants exercisable for 267,717 shares of Class A Common Stock and 2,825,608 shares of Class C Common Stock at an exercise price of $.10 per share, which has already been deemed paid. On February 5, 2000, the three classes of common stock were consolidated into one single class of common stock with identical rights.

NOTE 8 - RELATED PARTY INFORMATION

The Company has entered into an Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers U.S., Consumers International Inc., GGC, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies which establishes standards for certain intercompany transactions. Pursuant to the Intercompany Agreement, the Company may, from time to time, fill orders for customers of Affiliated Glass Manufacturers and Affiliated Glass Manufacturers may, from time to time fill orders for customers of the Company. In such case, where the customer is not a common customer, the company that does the manufacturing will pay a market commission, up to 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an Affiliated Glass

Manufacturers or to an Affiliated Glass Manufacturers by the Company, the transfer is treated as though the transferee had filled the orders for the transferred customer.

In connection with any bulk purchasing of raw materials, packaging materials, machinery, insurance, maintenance services, environmental services, design and implementation of certain software systems and other items and services used in this business, each of the Affiliated Glass Manufacturers will share out-of-pocket costs of the purchasing activities without payment of commissions. Similarly, in connection with the provision of technical, engineering or model design services, the company providing the services will receive reasonable per diem fees and costs for the employees provided. For services such as the provision of molds, the company providing the service will receive cost plus a reasonable market mark-up.

G&G Investments, Inc.

The Company is party to a management agreement with G&G, in which G&G is to provide specified managerial services for the Company. For these services, G&G is entitled to receive an annual management fee of $3,000 and reimbursement of its out-of-pocket costs. The terms of the Revolving Credit Facility and the indentures limit the management fee annual payment to $1,500 unless certain financial maintenance tests are met. The Company has recorded an expense of $1,500, $3,000 and $2,750, respectively, for this agreement for the two years ended December 31, 1999 and the 1997 Period, of which $375 remains outstanding.

Related party transactions with affiliates of G&G, including Interstate Express, and including Glenshaw for the year ended December 31, 1998 and the 1997 Period, are summarized as follows:

                                                                         Years ended
                                                                     -------------------       1997
                                                                       1999       1998        Period
                                                                     --------   --------     --------

         Purchases of freight...............................         $  3,904   $  3,340     $  1,367
         Payable for freight................................              131         82           78
         Purchases of inventory and other...................              879      2,363        2,853
         Payable for inventory and other....................            1,018         83        1,034
         Allocation of aircraft charges.....................              727        745          270
         Sales of inventory and allocation of expenses......            2,093      4,144       15,038
         Receivable from sales of inventory and allocations.              623      2,047        3,678

Other affiliates

Related party transactions with Consumers and its affiliates, including GGC, for the year ended December 31, 1999, are summarized as follows:

                                                                         Years ended
                                                                     -------------------       1997
                                                                       1999       1998        Period
                                                                     --------   --------     --------

         Purchases of inventory and other...................         $  2,234   $  1,818     $    982
         Payable for inventory and other....................               37        141          170
         Sales of molds and inventory.......................           13,448     14,200        5,276
         Receivable from sales of molds and inventory.......            6,232     12,792        2,113
         Allocation of expenses and other...................            2,500     11,167           --
         Receivable from allocation of expenses and other...              500     10,060           --
         Payable for allocable portion of software write-off            9,600         --           --

The receivables owed to the Company by Consumers and its affiliates, as of December 31, 1998, were substantially paid in February 1999.

In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and had advanced $17,300 toward that end. This amount was funded by G&G through a loan from the Company of approximately $17,300 in September

1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by the Company's Board of Directors. The repayment date of the promissory note has been extended to December 31, 2000, consistent with a recent amendment to the Revolving Credit Facility. The funds were obtained through borrowings under the Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2% and has been paid through December 1999. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including costs related to the devaluation of the Deutschemark, and will upon receipt, repay the loan from the Company. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

In 1998, the Company advanced $950 to Consumers, which was repaid in February 1999.

All transactions with the Company and its affiliates are conducted on terms which, in the opinion of management, are no less favorable than with third parties. The sale of molds to Consumers is invoiced as cost plus a profit mark-up. The amounts of these mark-ups, $1,200 and $1,100, respectively, for the years ended December 31, 1999 and 1998, have been recorded as contributions from shareholder and included in capital in excess of par value.

Stock Option Plan

Employees of the Company participate in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Options to purchase 1,066,500 shares of Consumers common stock, at exercise prices that range from $9.65 to $13.50 (Canadian dollars), were granted to all salaried employees of the Company in 1997. Options to purchase 51,000 shares of Consumers common stock at an exercise price of $9.75 were granted in 1998. Options to purchase 123,000 shares of Consumers common stock at an exercise price of $8.00 were granted in 1999. These options generally have a life of 10 years and vest ratably over three years. Additional options to purchase 70,000 shares of Consumers common stock at an exercise price of $3.80 were granted in 1999. The Company has elected to follow Accounting Principals Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of employee stock options equals the market price of the stock on the date of the grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123").

Information related to stock options for the periods ended December 31, 1999 is as follows:

                                                                            Weighted        Weighted
                                                          Number            Average          Average
                                                            of              Exercise          Fair
                                                          Shares           Price (Cdn$)    Value (Cdn$)
                                                        ---------          ------------    ------------

      Options outstanding, February 5, 1997 ..                 --                 --
            Granted ..........................          1,066,500             $ 8.00           $ 5.63
            Exercised ........................                 --                 --
            Forfeited ........................                 --                 --
                                                        ---------             ------
      Options outstanding, December 31,1997 ..          1,066,500             $ 8.00
                                                        =========             ======
            Granted ..........................             51,000             $ 8.00           $ 4.90
            Exercised ........................                 --                 --
            Forfeited ........................            (47,500)              8.00           $ 5.60
                                                        ---------             ------
      Options outstanding, December 31,1998 ..          1,070,000             $ 8.00
                                                        =========             ======
            Granted ..........................            193,000             $ 6.48           $ 2.53
            Exercised ........................                 --                 --
            Forfeited ........................           (161,500)              8.00           $ 5.15
                                                        ---------             ------
      Options outstanding, December 31,1999 ..          1,101,500             $ 7.78
                                                        =========             ======

At the Annual Shareholders Meeting of Consumers in June 1999, the Director and Employee Incentive Stock Option Plan was amended whereby the exercise price of certain outstanding stock options issued under the plan for which the current exercise price exceeds $8.00 (Canadian dollars) were reduced to an exercise price of $8.00 (Canadian dollars). Pursuant to SFAS 123, incremental compensation expense will be recognized between 1999 and 2003 on a pro forma basis in the amount of $961 related to the amended exercise price.

Approximately 458,000 of the options are exercisable at December 31, 1999 and the weighted average remaining contractual life of the options is 8.2 years.

The Company applied APB 25 in accounting for these stock options and accordingly, no compensation cost has been reported in the financial statements for the periods ended December 31, 1999. In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest rate ranging from 5.57% to 5.99%,
(ii) expected option life of 4 years, (iii) expected volatility of 41.51% and
(iv) no expected dividend yield.

Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                                       Years ended
                                                                -------------------------     1997
                                                                   1999           1998        Period
                                                                ---------       --------     ---------

     Net loss
           As reported...................................        $(17,511)      $ (9,770)     $(11,471)
           Pro forma.....................................         (19,234)       (10,858)      (11,617)
     Loss applicable to common stock
           As reported...................................        $(31,161)      $(22,807)     $(22,773)
           Pro forma.....................................         (32,884)       (23,895)      (22,919)
     Basic net loss per share applicable to common stock
           As reported...................................        $  (5.93)      $  (5.12)     $  (7.11)
           Pro forma.....................................           (6.26)         (5.36)        (7.16)

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

                                                              Pensions                                 Post-retirement
                                              --------------------------------------       -------------------------------------
                                                    Years Ended                                  Years Ended
                                              -----------------------         1997         -----------------------        1997
                                                1999           1998          Period          1999           1998         Period
                                              --------       --------       --------       --------       --------      --------

    Service cost-benefits
      earned during the year ...............  $  5,001       $  4,137       $  3,934       $    861       $    737      $    755
    Interest cost on projected
      benefit obligation ...................    32,745         29,689         28,219          3,907          3,905         3,855
    Return on plan assets ..................   (38,139)       (37,526)       (29,087)            --             --            --
    Amortization of:
      Actuarial gains ......................        --             --             --           (568)            --            --
      Prior service cost ...................     2,458             --             --             --             --            --
                                              --------       --------       --------       --------       --------      --------
        Total periodic benefit cost ........  $  2,065       $ (3,700)      $  3,066       $  4,200       $  4,642      $  4,610
                                              ========       ========       ========       ========       ========      ========

The Company has unfunded obligations related to its employee pension plans. The Retirement Protection Act of 1994 requires the Company to make significant additional funding contributions into its underfunded defined benefit retirement plans, under certain conditions, and will increase the premiums paid to the PBGC. Effective January 1, 1998, a change to the market value asset valuation method for determining pension plan contributions was made. As a result, there were no required pension contributions in 1999 with respect to either current funding or past underfundings. Excluding payments made as part of the Anchor Acquisition, the Company funded contributions of approximately $10,800, $10,900 and $20,000, respectively, in 1999, 1998 and 1997. The 1999 contribution of $10,800 represented a voluntary contribution, the effect of which is to limit contributions in the immediate future.

As an objection to the sale, the PBGC entered a determination to terminate Old Anchor's qualified defined benefit pension plans. However, in conjunction with the sale, the Company assumed all liabilities of the plans and funded $9,056 of plan contributions, previously unfunded following Old Anchor's filing of Chapter 11. Additionally, the Company issued $9,000 face amount of Series A Preferred Stock and Vitro, the parent of Old Anchor, has guaranteed to fund certain qualified defined benefit plan obligations, should the Company default on its obligations. Consequently, the PBGC agreed not to terminate the plans as a result of the acquisition and the assumption of the plans by the Company. The agreement with the PBGC requires the Company to appoint an independent trustee to hold the Series A Preferred Stock which was completed in 1999.

The funded status of the Company's pension and post-retirement plans, at December 31, are as follows:

                                                                         Pensions                      Post-retirement
                                                                ---------------------------       ---------------------------
                                                                        Year ended                        Year ended
                                                                ---------------------------       ---------------------------
                                                                   1999             1998             1999             1998
                                                                ----------       ----------       ----------       ----------

Change in benefit obligation:
    Benefit obligation at beginning of year ..............      $  439,014       $  439,730       $   57,828       $   61,122
       Service cost ......................................           5,001            4,137              861              737
       Interest cost .....................................          32,745           29,689            3,907            3,910
       Plan amendments ...................................          31,544               --               --               --
       Actuarial gain (loss) .............................         (16,378)          (1,578)          (8,925)          (4,613)
       Benefits paid .....................................         (33,230)         (32,964)          (3,889)          (3,328)
                                                                ----------       ----------       ----------       ----------
    Benefit obligation at end of year ....................         458,696          439,014           49,782           57,828
                                                                ----------       ----------       ----------       ----------

Change in plan assets:
    Fair value of plan assets at beginning of year .......         415,426          401,788               --               --
       Actual return on plan assets ......................          37,399           37,933               --               --
       Employer contributions ............................          11,193           10,886            3,889            3,328
       Benefits paid .....................................         (35,234)         (35,181)          (3,889)          (3,328)
                                                                ----------       ----------       ----------       ----------
    Fair value of plan assets at end of year .............         428,784          415,426               --               --
                                                                ----------       ----------       ----------       ----------

    Funded status ........................................         (29,912)         (23,588)         (49,782)         (57,828)
       Unrecognized actuarial (gain) loss ................         (23,697)         (10,267)         (13,582)          (5,225)
       Unrecognized prior service cost ...................          29,040               --               --               --
                                                                ----------       ----------       ----------       ----------
    Net amount recognized ................................         (24,569)          33,855          (63,364)         (63,053)
                                                                ----------       ----------       ----------       ----------

Amounts recognized in the balance sheet consists of:
    Accrued benefit liability ............................         (24,569)         (33,855)         (63,364)         (63,053)
    Additional minimum pension liability .................            (158)            (382)              --               --
    Accumulated other comprehensive income ...............             158              382               --               --
                                                                ----------       ----------       ----------       ----------
Net amount recognized ....................................      $  (24,569)      $  (33,855)      $  (63,364)      $  (63,053)
                                                                ==========       ==========       ==========       ==========


Significant assumptions used in determining net periodic benefit cost and related obligations for the plans are as follows:

                                                                    Pensions                                Post-retirement
                                                        ----------------------------------         ------------------------------
                                                           Years Ended                                Years Ended
                                                        ------------------           1997          ------------------       1997
                                                        1999          1998          Period         1999          1998      Period
                                                        ----          ----          ------         ----          ----      ------


             Discount rate .....................        7.75%         7.00%           7.25%        7.75%         7.00%       7.25%
             Expected long-term rate of return
             on plan assets ....................        9.50          9.50            9.00           --            --          --

Pension plan assets are held by an independent trustee and consist primarily of investments in equities, fixed income and government securities. There is currently no public market for the Series A Preferred Stock and dividends for one quarter only have been paid during the current year. The Company receives annual valuations of the contributed Series A Preferred Stock. Based upon the 1997 valuation, the Company was required to contribute approximately $745 in 1998 to bring the total value of the Series A Preferred Stock contribution up to the $9,000 contributed value.

In 1999, the Company purchased 1,842,000 shares of Consumers common stock for $3,000. These shares are held pending government approval for contribution into the Company's defined benefit pension plan in 2000. At December 31, 1999, these shares are included in other assets on the balance sheet.

The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. In 1994, the salaried retirement and savings programs were changed, resulting in the freezing of benefits under the defined benefit pension plans for salaried employees and amending the defined contribution savings plan for salaried employees. Under the amended savings plan, the Company matched employees' basic contributions to the plan in an amount equal to 150% (through December 31, 1997) of the first 4% of an employee's compensation (increased to 5% effective July 1, 1999). Effective January 1, 1998, the Company match was reduced to 100% of the first 4% of an employee's compensation. Expenses under the savings programs for the years ended December 31, 1999 and 1998 and the 1997 Period were approximately $2,130, $2,010 and $2,000, respectively.

The Company also contributes to a multi-employer trust that provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the years ended December 31, 1999 and 1998 and the 1997 Period were $3,999, $4,107 and $3,781, respectively.

The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 1999 was 7.0% declining gradually to 5.0% by the year 2003, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 1999 by approximately $5,000 and the net post-retirement healthcare cost for the year ended December 31, 1999 by approximately $540. A one percentage point decrease in the assumed healthcare cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 1999 by approximately $4,300 and the net post-retirement healthcare cost for the year ended December 31, 1999 by approximately $470.

NOTE 10 - RESTRUCTURING CHARGES AND PLANT CLOSING COSTS

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

As of December 31, 1999, $1,219 has been charged against this liability.

In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas plant effective February 1997 and its Dayville, Connecticut plant effective April 1997 and included the liabilities assumed as part of the Anchor Acquisition cost. Substantially all of the hourly and salaried employees at these plants, approximately 600 in total, have been terminated. Closure of these facilities have resulted in the consolidation of underutilized manufacturing operations and was completed in 1999. Exit charges and the amounts charged against the liability as of December 31, 1999 are as follows:

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

NOTE 11 - INCOME TAXES

The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 1999, management has deemed it appropriate to establish a valuation allowance against the net deferred tax asset.

The significant components of the deferred tax assets and liabilities are as follows:

                                                                                   December 31,
                                                                        -----------------------------------
                                                                           1999                     1998
                                                                        ----------               ----------


        Deferred tax assets:
           Pension and post-retirement liabilities ...............      $       --               $    8,400
           Reserves and allowances ...............................          18,400                    7,900
           Inventory uniform capitalization ......................           5,900                    2,500
           Tax loss carryforwards ................................          36,400                   32,800
                                                                        ----------               ----------
                                                                            60,700                   51,600
        Deferred tax liabilities:
           Accumulated depreciation and amortization .............          24,300                   21,100
           Pension and post-retirement liabilities ...............           3,200                       --
           Other current assets ..................................           2,000                    1,700
                                                                        ----------               ----------
                                                                            29,500                   22,800
                                                                        ----------               ----------
        Net deferred tax assets ..................................          31,200                   28,800
        Valuation allowance ......................................         (31,200)                 (28,800)
                                                                        ----------               ----------
        Net deferred tax assets after valuation allowance ........      $       --               $       --
                                                                        ==========               ==========

The effective tax rate reconciliation is as follows:

                                                       Years ended December 31,
                                                       ------------------------     1997
                                                         1999         1998         Period
                                                        ------       ------        ------

           Federal rate.............................       (34)%        (34)%         (34)%
           State rate...............................        (5)          (5)           (5)
           Permanent differences....................        18           12            25
                                                        ------       ------        ------
                                                           (21)         (27)          (14)
           Valuation allowance......................        21           27            14
                                                        ------       ------        ------
           Effective rate...........................        -- %         -- %          -- %
                                                        ======       ======        ======

NOTE 12 - LEASES

The Company leases distribution and office facilities, machinery, transportation, data processing and office equipment under non-cancelable leases which expire at various dates through 2008. These leases generally provide for fixed rental payments and include renewal and purchase options at amounts which are generally based on fair market value at expiration of the lease. The Company includes capital leases in other long-term debt (see Note
5).

Future minimum lease payments under non-cancelable operating leases are as follows:

                2000.......................................................        $  13,900
                2001.......................................................           10,700
                2002.......................................................           10,100
                2003.......................................................            9,300
                2004.......................................................            8,000
                After 2004.................................................           13,100
                                                                                   ---------
                                                                                   $  65,100
                                                                                   =========

Rental expense for all operating leases for the years ended December 31, 1999 and 1998 and the 1997 Period were $15,300, $17,745 and $17,547, respectively.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company announced in 1999, that it signed an agreement with Anheuser-Busch, Inc. to provide all the bottles for the brewer's Jacksonville, Florida and Cartersville, Georgia breweries beginning in 2001. To meet the expanded demand from the supply contract, the Company will invest approximately $30,000 to $40,000 in new equipment for its Jacksonville, Florida and Warner Robins, Georgia plants over the next 18 months to increase production efficiency. The funding for this project will be provided through certain leasing transactions, the proceeds from the sale of the Houston plant and internal cash flows. In December 1999, the Company entered into a firm agreement with a major lessor for $30,000 of lease transactions. Under this agreement, the Company sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8,200. Proceeds of the sale were deposited into an escrow account that will be used to fund future capital expenditures, as defined in the indentures covering the First Mortgage Notes and the Senior Notes.

The Company is a respondent in various environment-related cases. The measurement of liabilities in these cases and other environmental concerns is based on available facts of each situation and considers factors such as prior experience in remediation efforts and presently enacted environmental laws and regulations. In the opinion of management, based upon information presently known, the Company has adequately provided for environmental liabilities. The Company is not otherwise party to, and none of its assets are subject to any other pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material. The Company believes that the ultimate outcome of these cases will not materially affect future operations. See Note 14 - Subsequent Event. At December 31, 1999, the Company has hedged certain of its 2000 estimated natural gas purchases through the purchase of natural gas futures in the amount of $3,811. These future contracts are accounted for as hedges of future production costs, and accordingly, the unrealized loss of $444 on these contracts is deferred and will be included in the cost of inventory production in the month related to the future contract.

NOTE 14 - SUBSEQUENT EVENTS

On February 17, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, in the United States District Court for the Southern District of New York. Owens alleges violations of the Technical Assistance Agreement resulting in its termination. Owens is seeking various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and (2) damages for breaches of the Technical Assistance Agreement.

The Company and its affiliates filed a demand for arbitration with the American Arbitration Association on February 24, 2000. On March 15, 2000, the Court ruled that the dispute as to whether there was a valid termination of the Technical Assistance Agreement is subject to arbitration. The Company has moved to dismiss or stay the action pending arbitration. On March 31, 2000, Owens submitted its answer and counterclaims in the arbitration. Owens has asserted the position that (i) the Court referred to arbitration only the question whether there was a valid termination of the Technical Assistance Agreement and
(ii) certain of Owens' claims are not arbitrable.

On April 14, 2000, Owens and the Company and certain of its affiliates consented to the entry of an order by the Court which effectively requires compliance with the Technical Assistance Agreement until further order of the Court. In addition, the order requires the Company and certain of its affiliates to inventory all equipment, other technology and documents subject to the Technical Assistance Agreement and certify to the Court periodically that all royalties have been paid and no unauthorized technology transfer has occurred. In compliance with the order, Consumers' Italian subsidiary ceased using the disputed technology.

The Company believes that it has meritorious defenses to the claims in the action and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material and adverse effect on the Company's business prospects and financial condition. In addition, even if the ultimate outcome of the case were resolved in favor of the Company, the defense of such litigation may involve considerable cost, which could be material, and could divert the efforts of management.

In March 2000, an affiliate of Anheuser-Busch purchased the previously closed Houston, Texas glass manufacturing facility and certain related operating rights. Anchor received proceeds of $10,000 from the sale. Concurrently, Consumers entered into a $15,000 contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                                                                       Quarter Ended
                                                                   -------------------------------------------------------
                                                                    March 31,      June 30,    September 30,  December 31,
                                                                      1999           1999           1999          1999
                                                                   ----------     ----------   -------------  ------------

     Net sales                                                     $  146,927     $  169,655     $  170,105     $  142,041
     Cost of products sold                                            137,937        153,746        156,782        134,510
     Allocable portion of software write-off                               --             --             --          9,600
     Selling and administrative expenses                                8,044          5,837          6,939          7,645
                                                                   ----------     ----------     ----------     ----------
     Income (loss) from operations                                        946         10,072          6,384         (9,714)
     Other income (expense), net                                          249            334            740          2,348
     Interest expense                                                  (7,312)        (7,317)        (7,029)        (7,212)
                                                                   ----------     ----------     ----------     ----------
       Net income (loss)                                           $   (6,117)    $    3,089     $       95     $  (14,578)
                                                                   ==========     ==========     ==========     ==========

                                                                                       Quarter Ended
                                                                   -------------------------------------------------------
                                                                    March 31,      June 30,    September 30,  December 31,
                                                                      1998           1998           1998          1998
                                                                   ----------     ----------   -------------  ------------

     Net sales                                                     $  149,187     $  175,215     $  169,211     $  149,705
     Cost of products sold                                            143,393        158,410        154,467        137,986
     Restructuring charges                                                 --             --          4,000            400
     Selling and administrative expenses                                7,193          7,241          7,763          8,049
                                                                   ----------     ----------     ----------     ----------
       Income (loss) from operations                                   (1,399)         9,564          2,981          3,270
     Other income (expense), net                                         (153)           313             (5)         2,757
     Interest expense                                                  (6,204)        (6,876)        (6,867)        (7,151)
                                                                   ----------     ----------     ----------     ----------
       Net income (loss)                                           $   (7,756)    $    3,001     $   (3,891)    $   (1,124)
                                                                   ==========     ==========     ==========     ==========

                 INDEX TO FINANCIAL INFORMATION FOR OLD ANCHOR

                                                                                         Page No.
                                                                                         --------
     CONSOLIDATED FINANCIAL STATEMENTS:

               Report of Independent Certified Public Accountants                           H-2

                   Consolidated Statement of Operations -
                     Period from January 1, 1997 to February 4, 1997                        H-3

                   Consolidated Balance Sheet-
                     February 4, 1997                                                       H-4

                   Consolidated Statement of Cash Flows -
                     Period from January 1, 1997 to February 4, 1997                        H-6

                   Consolidated Statement of Stockholder's
                     Equity (Deficiency in Assets)-
                     Period from January 1, 1997 to February 4, 1997                        H-7

                   Notes to Consolidated Financial Statements                               H-8


     SELECTED CONSOLIDATED FINANCIAL DATA                                                  H-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Anchor Glass Container Corporation:

         We have audited the accompanying consolidated balance sheet of Anchor Resolution Corp. (Debtor-in-Possession) (the Company) as of February 4, 1997 and the related consolidated statements of operations, stockholder's equity (deficiency in assets) and cash flows for the period from January 1, 1997 to February 4, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our report.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Resolution Corp. as of February 4, 1997 and the results of its operations and its cash flows for the period from January 1, 1997, to February 4, 1997 in conformity with generally accepted accounting principles.

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


ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 27, 1998

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 PERIOD FROM JANUARY 1, 1997 TO FEBRUARY 4, 1997
                             (DOLLARS IN THOUSANDS)

Net sales ............................................................            $  62,560
Costs and expenses:
     Cost of products sold ...........................................               70,608
     Selling and administrative expenses .............................                3,745
                                                                                  ---------

Loss from operations .................................................              (11,793)

Other income (expense), net ..........................................                 (595)
Interest expense (contractual interest of $5,353) ....................               (2,437)
                                                                                  ---------

Loss before reorganization items .....................................              (14,825)
Reorganization items .................................................                 (827)
                                                                                  ---------
Net loss .............................................................            $ (15,652)
                                                                                  =========

-------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                               AT FEBRUARY 4, 1997
                             (DOLLARS IN THOUSANDS)


Assets
-------------------------------------------------------------------------------------------

Current assets:
Cash and cash equivalents ............................................            $   3,449
Accounts receivable, less allowance for doubtful accounts
     of $1,630 .......................................................               60,978
Inventories-
     Raw materials and manufacturing supplies ........................               29,649
     Semi-finished and finished products .............................              119,082
Other current assets .................................................               19,184
                                                                                  ---------
         Total current assets ........................................              232,342

-------------------------------------------------------------------------------------------

Property, plant and equipment:
     Land and land improvements ......................................               10,405
     Buildings .......................................................              120,377
     Machinery, equipment, and molds .................................              531,827
     Less accumulated depreciation ...................................             (350,967)
                                                                                  ---------
                                                                                    311,642


-------------------------------------------------------------------------------------------

Other assets .........................................................               50,943

Intangible pension asset .............................................               17,140

Investment in joint venture ..........................................               39,734
                                                                                  ---------
                                                                                  $ 651,801
                                                                                  =========

-------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                               AT FEBRUARY 4, 1997
                             (DOLLARS IN THOUSANDS)

Liabilities and Stockholders' Equity (Deficiency in Assets)
-------------------------------------------------------------------------------------------

Liabilities not subject to compromise:
Current liabilities:
Debtor-in-Possession Facility ........................................            $ 107,939
Senior Secured Notes .................................................              158,025
Accounts payable .....................................................               32,558
Accrued expenses .....................................................               35,192
Accrued interest .....................................................                  914
Accrued compensation and employee benefits ...........................               58,545
                                                                                  ---------
     Total current liabilities .......................................              393,173


-------------------------------------------------------------------------------------------

Pension liabilities ..................................................               44,198
Other long-term liabilities ..........................................              120,206
                                                                                  ---------
                                                                                    164,404
Liabilities subject to compromise ....................................              379,183
                                                                                  ---------

  Total liabilities ..................................................              936,760


Commitments and contingencies

-------------------------------------------------------------------------------------------


Stockholder's Equity (Deficiency in Assets):
Common stock - $.10 par value: authorized 1,000 shares,
     issued and outstanding, 1 share .................................                   --
Capital in excess of par value .......................................              576,300
Accumulated deficit ..................................................             (838,865)
Amount related to minimum pension liability ..........................              (22,394)
                                                                                  ---------
                                                                                   (284,959)
                                                                                  ---------

                                                                                  $ 651,801
                                                                                  =========

-------------------------------------------------------------------------------------------

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 PERIOD FROM JANUARY 1, 1997 TO FEBRUARY 4, 1997
                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net loss ..........................................................................            $ (15,652)
  Adjustments to reconcile net loss
       to net cash used in operating activities:
           Depreciation .............................................................                6,312
           Amortization .............................................................                1,293
           Other ....................................................................                  127
Decrease in cash resulting from changes
  in assets and liabilities .........................................................               (3,507)
                                                                                                 ---------
                                                                                                   (11,427)

----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Expenditures for property, plant and equipment ....................................               (7,186)
  Investment in joint venture .......................................................                  (10)
  Other .............................................................................                 (304)
                                                                                                 ---------
                                                                                                    (7,500)

----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt ..............................................                   (6)
  Net draws on Debtor-In-Possession Facility ........................................               17,484
                                                                                                 ---------
                                                                                                    17,478
Cash and cash equivalents:
  Decrease in cash and cash equivalents .............................................               (1,449)
  Balance, beginning of period ......................................................                4,898
                                                                                                 ---------
  Balance, end of period ............................................................            $   3,449
                                                                                                 =========

----------------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION
Net cash used in operating activities reflects net cash payments for interest and taxes as follows:

Interest ............................................................................            $   3,033
                                                                                                 =========

Increase (decrease) in cash resulting from changes
in assets and liabilities:
  Accounts receivable ...............................................................            $  (5,127)
  Inventories .......................................................................               (4,312)
  Other current assets ..............................................................                 (591)
  Accounts payable, accrued expenses and
       other current liabilities ....................................................                6,645
Other, net ..........................................................................                 (122)
                                                                                                 ---------
                                                                                                 $  (3,507)
                                                                                                 =========
----------------------------------------------------------------------------------------------------------


The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be classified as cash equivalents.

See Notes to Consolidated Financial Statements.

                             ANCHOR RESOLUTION CORP.
                             (DEBTOR-IN-POSSESSION)
             (FORMERLY KNOWN AS ANCHOR GLASS CONTAINER CORPORATION) CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
                 PERIOD FROM JANUARY 1, 1997 TO FEBRUARY 4, 1997
                             (DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                                                                                                Stockholder's
                                            Common        Capital in         Retained           Minimum             Equity
                                            Stock          Excess of         Earnings           Pension          (Deficiency
                                             (A)           Par Value         (Deficit)         Liability          in Assets)
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                   $      --        $ 576,300        $(823,213)        $ (22,394)        $(269,307)

Net loss                                          --               --          (15,652)               --           (15,652)

-----------------------------------------------------------------------------------------------------------------------------

Balance, February 4, 1997                  $      --        $ 576,300        $(838,865)        $ (22,394)        $(284,959)

-----------------------------------------------------------------------------------------------------------------------------

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

Business Segment

The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, food, iced tea, distilled spirits, wine and soft drink industries. The Company markets its products throughout the United States. The Company's international operations and export sales are insignificant. Sales to The Stroh Brewery Company and Anheuser-Busch represented 10.0% and 6% of total net sales, respectively for the 1997 Interim Period. As a result of the current highly competitive environment, the Company had been informed by Anheuser-Busch that the Company's 1996 and future volume allocations would be reduced.

Inventories

Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and semi-finished and finished products is determined on the last-in, first-out ("LIFO") method. At February 4, 1997, the estimated current cost of these inventories exceeds their stated value determined on the LIFO basis by approximately $16,740. Manufacturing supplies and certain other inventories are valued at weighted average actual or standard costs that approximate actual costs.

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

Retirement Plans

The Company has retirement plans, principally non-contributory, covering substantially all salaried and hourly employees. The Company's funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974. As a result of the Bankruptcy Proceedings (See Note 3), certain plan contributions were not made as of February 4, 1997 (See Note 12). At February 4, 1997, the Company had recorded an additional minimum pension liability for underfunded plans representing the excess of the underfunded liability over previously recorded accrued pension costs.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Based on the uncertainty of the ultimate outcome of the Bankruptcy Proceedings, discussed in Note 3, the Company is unable to estimate the fair value of long-term debt at February 4, 1997. The carrying amount of other financial instruments approximate their estimated fair values.

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

The following unaudited pro forma condensed balance sheet gives effect to the sale of assets and business and payoff of the DIP Facility (as defined) described above as if such transactions occurred on February 4, 1997:

     Cash ......................................................................            $ 223,000
     Other current assets ......................................................                7,500
     Investment in Common Stock of Anchor Glass Container Corporation ..........                2,500
     Investment in Preferred Stock of Anchor Glass Container Corporation .......               47,000
     Property, plant and equipment .............................................                7,000
     Other assets ..............................................................               10,000
                                                                                            ---------
              Total assets .....................................................            $ 297,000
                                                                                            ---------
     Liabilities not subject to compromise:
     Current liabilities .......................................................            $ 165,000
         Other long-term liabilities ...........................................               16,000
         Liabilities subject to compromise .....................................              375,000
                                                                                            ---------
              Total liabilities ................................................              556,000
                                                                                            ---------
              Deficiency in assets .............................................            $(259,000)
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

NOTE 4 - PREPETITION LIABILITIES

Prepetition liabilities subject to compromise include the following:

                                                                           February 4,
                                                                               1997
                                                                           -----------
              $100,000 10.25% Senior Notes                                   $100,000
              $200,000  9.875% Senior Subordinated Debentures                 200,000
              Other debt                                                        4,368
              Trade payables                                                   67,890
              Accrued interest                                                  6,925
                                                                             --------
                                                                             $379,183
                                                                             ========

Because of the Chapter 11 proceedings, there has been no accrual of interest on the $100,000 10.25% Senior Notes or the $200,000 9.875% Senior Subordinated Debentures since September 12, 1996. If accrued, interest expense would have increased $2,916 during the 1997 Interim Period. Additionally, the amounts reflected as prepetition liabilities do not include amounts related to potential claims, which are substantially in excess of the recorded liabilities at February 4, 1997.

NOTE 5 - LONG-TERM DEBT

At February 4, 1997, all debt which, by its terms was previously classified as long-term at the Petition Date, is classified as prepetition liabilities in the accompanying balance sheet.

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

Through February 5, 1997 the Company had borrowings outstanding under the DIP Facility. At February 4, 1997, advances outstanding under the DIP Facility were $107,939. At February 4, 1997, the weighted average interest rate on borrowings outstanding was 9.375%.

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

                                                                                         Amount
                                                                                         Charged
                                                                     Restructuring       Against
                                                                        Charges         Liability
                                                                        --------        --------
     1996 RESTRUCTURING PLAN
     Severance and employee benefit costs                               $ 10,800        $ 10,800
     Plant shutdown costs related to consolidation
        and discontinuation of manufacturing activities                 $ 14,300        $ 12,600

     1994/1995 RESTRUCTURING PLAN
     Severance and employee benefit costs                               $ 18,300        $ 18,300
     Plant shutdown costs related to consolidation
        and discontinuation of manufacturing activities                 $ 20,900        $ 18,500


NOTE 7 - INVESTMENT IN JOINT VENTURE

In March 1995, the Company and Coors entered into a long-term partnership (the "Partnership") to produce glass bottles at the Coors glass manufacturing facility in Wheat Ridge, Colorado. The Partnership will employ the Company's technology, along with capital contributions from both companies, to increase the efficiency, capacity and volume of the Coors facility. Coors has contributed, as its capital contribution, the facility's machinery, equipment and certain personal property. The Company's required capital contribution was approximately $54,000 in cash for capital spending needs over the first three years of the partnership. The Company's investment in the joint venture is accounted for on the equity method. Capital contributions are recorded as the investment is funded. The Partnership has an initial term of ten years, which can be extended for additional terms of two years each, and the partners will share the cost benefit of achieved operational efficiencies. In addition, Coors has entered into a separate long-term preferred supplier agreement with the Company. The preferred supplier agreement has an initial term of ten years, which can be extended for additional terms of two years each. This agreement will allow the Company to supply 100% of Coors' glass container requirements (exceeding the Partnership's production) beginning January 1, 1996.

As discussed in Note 2, effective February 5, 1997, OI purchased the Company's investment in the joint venture (including the assumption of related obligations) and the preferred supplier agreement.

NOTE 8 - SALE AND LEASEBACK

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

NOTE 9 - INCOME TAXES

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

The significant components of the deferred tax assets and liabilities are as follows:

                                                                                      February 4,
                                                                                         1997
                                                                                       ---------

Deferred tax assets:
       Acquired tax benefits ..............................................            $  27,700
       Post acquisition loss carryforwards ................................              112,000
       Pension and post-retirement liabilities ............................               55,300
       Accruals and reserves ..............................................               50,300
                                                                                       ---------
                                                                                         245,300
       Valuation allowance ................................................             (158,400)
                                                                                       ---------
                                                                                          86,900
                                                                                       ---------
Deferred tax liabilities:
       Property, plant and equipment ......................................               55,000
       Inventories ........................................................               22,300
       Receivables and other assets .......................................                9,600
                                                                                       ---------
                                                                                          86,900
                                                                                       ---------
Net deferred tax asset ....................................................            $      --
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

NOTE 10 - PENSION PLANS

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

The funded status of the Company's pension plans at December 31, 1996, the latest valuation date, follows:

                                                                                               1996
                                                                                -----------------------------------
                                                                                 Accumulated          Assets Exceed
                                                                                  Benefits             Accumulated
                                                                                Exceed Assets            Benefits
                                                                                -------------         -------------
Actuarial present value of accumulated plan benefits:
      Vested benefit obligation ......................................            $ 290,589             $ 107,015
                                                                                  =========             =========
      Accumulated benefit obligation .................................            $ 301,349             $ 107,015
                                                                                  =========             =========
Projected benefit obligation .........................................              301,349               107,015
Plan assets at fair value ............................................              218,013               116,139
                                                                                  ---------             ---------
Projected benefit obligation in excess of
      (less than) plan assets ........................................               83,336                (9,124)
Amounts not recognized -
      Subsequent losses ..............................................              (22,394)               (3,817)
      Prior service cost .............................................              (17,140)                   --
Additional minimum liability .........................................               39,534                    --
                                                                                  ---------             ---------
Accrued (prepaid) pension cost .......................................            $  83,336             $ (12,941)
                                                                                  =========             =========

Significant assumptions (weighted average rates) used in determining net pension cost and related pension obligations for the benefit plans for 1996 were as follows:

                                                                 1996
                                                                 ----
         Discount rate....................................       7.50%
         Expected long-term rate of return
            on plan assets................................        9.0
         Rate of increase on compensation
            level.........................................        5.0

The Company recognized an additional minimum liability that is equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued (prepaid) pension cost. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Pursuant to this requirement, the Company recorded, as of February 4, 1997, an additional liability of $39,534, an intangible pension asset of $17,140, and an equity reduction of $22,394. Plan assets are held by independent trustees and consist principally of investments in equities, fixed income and government securities.

The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. Expenses under these programs for the 1997 Interim Period were approximately $237.

NOTE 11 - POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

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

The accumulated post-retirement benefit obligation at December 31, 1996, the latest valuation date, is as follows:

----------------------------------------------------------------------------------------------
                                                                                  December 31,
                                                                                      1996
----------------------------------------------------------------------------------------------
Retirees .............................................................            $  38,403
Eligible plan participants ...........................................                8,743
Other active plan participants .......................................               14,273
                                                                                  ---------
                                                                                     61,419
Unrecognized gain ....................................................                4,698
Unrecognized transition obligation ...................................               (2,695)
                                                                                  ---------
Accrued post-retirement benefit costs ................................            $  63,422
                                                                                  =========

Net post-retirement benefit costs for the 1997 Interim Period were $643.

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

The Company also contributes to a multi-employer trust that provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the 1997 Interim Period were $360.

NOTE 12 - LEASES

The Company leases distribution and office facilities, machinery, transportation, data processing and office equipment under non-cancelable leases that expire at various dates through 2004. These leases generally provide for fixed rental payments and include renewal and purchase options at amounts that are generally based on fair market value at expiration of the lease. The Company has no material capital leases.

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
                                                                                  -------
                                                                                  $91,600
                                                                                  =======

Rental expense for all operating leases for the 1997 Interim Period was $3,012.

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

NOTE 14 - SUBSEQUENT EVENT

Effective January 30, 1998, all of the remaining assets of the Company were transferred to Anchor Liquidating Trust.

                             ANCHOR RESOLUTION CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain historical financial information of Old Anchor. The selected financial data for the period from January 1, 1997 to February 4, 1997 (the "Interim Period 1997") and the two years ended December 31, 1996 has been derived from Old Anchor's consolidated financial statements. The following information should be read in conjunction with Old Anchor's consolidated financial statements, including notes thereto, and the related Old Anchor Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

                                                                                                                   INTERIM
                                                                             YEARS ENDED DECEMBER 31,               PERIOD
                                                                       ----------------------------------------------------
                                                                            1995                 1996                1997
                                                                            ----                 ----                ----
                                                                           (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales .......................................................        $   956,639         $   814,370         $    62,560
Cost of products sold ...........................................            906,393             831,612              70,608
Selling and administrative expenses .............................             48,998              39,570               3,745
Restructuring and other charges(1) ..............................             10,267              49,973                  --
Impairment of long-lived assets(2) ..............................                 --             490,232                  --
Write-up of assets held for sale(1) .............................                 --              (8,967)                 --
                                                                         -----------         -----------         -----------
Income (loss) from operations ...................................             (9,019)           (588,050)            (11,793)
Other income (expense), net .....................................                171             (10,020)               (595)
Interest expense(3) .............................................            (56,871)            (48,601)             (2,437)
                                                                         -----------         -----------         -----------

Income (loss) before reorganization
   items, income taxes, extraordinary  items
   and cumulative effect of accounting change....................            (65,719)           (646,671)            (14,825)
Reorganization items ............................................                 --              (5,008)               (827)
Income taxes(4) .................................................               (250)             (1,825)                 --
Extraordinary items(5)                                                            --              (2,336)                 --
                                                                         -----------         -----------         -----------
Net income (loss) ...............................................        $   (65,969)        $  (655,840)        $   (15,652)
                                                                         ===========         ===========         ===========

OTHER FINANCIAL DATA:
Net cash provided by (used in)
   operating  activities ........................................        $       430         $   (28,411)        $   (11,427)
Net cash used in investing activities ...........................            (48,500)            (63,892)             (7,500)
Net cash provided by financing
   activities ...................................................             52,198              78,886              17,478
Depreciation and amortization ...................................             99,915             101,656               7,605
Capital expenditures ............................................             70,368              46,254               7,186

BALANCE SHEET DATA (AT END OF PERIOD):
Accounts receivable .............................................        $    40,965         $    55,851         $    60,978
Inventories .....................................................            180,574             144,419             148,731
Total assets ....................................................          1,208,348             643,468             651,801
Total debt(6) ...................................................            557,450             552,848             570,335
Total stockholder's equity (deficiency
   in assets) ...................................................            289,603            (269,307)           (284,959)

-----------------------------------------

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


                        ANCHOR GLASS CONTAINER CORPORATION



Date:  April 14, 2000        By /s/  M. William Lightner, Jr.
                             -------------------------------------------
                             M. William Lightner, Jr.
                             Senior Vice President, Finance
                             Chief Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 14, 2000.


/s/  Patrick T. Connelly                                  /s/  Jonathan K. Hergert
-------------------------------------------               -------------------------------------------
Patrick T. Connelly                                       Jonathan K. Hergert
Director                                                  Director

/s/   Richard M. Deneau                                   /s/  M. William Lightner, Jr.
-------------------------------------------               -------------------------------------------
Richard M. Deneau                                         M. William Lightner, Jr.
Director,                                                 Director and
President and Chief Operating Officer                     Senior Vice President, Finance

/s/  Roger L. Erb
-------------------------------------------               -------------------------------------------
Roger L. Erb                                              Christopher M. Mackey
Director                                                  Director

                                                          /s/  C. Kent May
-------------------------------------------               -------------------------------------------
Paul H. Farrar                                            C. Kent May
Director                                                  Director

/s/  Steven J. Friesen
-------------------------------------------               -------------------------------------------
Steven J. Friesen                                         Robert C. Ruocco
Director                                                  Director

/s/  John J. Ghaznavi
-------------------------------------------               -------------------------------------------
John J. Ghaznavi                                          William J. Shaw
Director                                                  Director
Chairman and Chief Executive Officer

/s/  Ahmad Ghaznavi
-------------------------------------------               -------------------------------------------
Ahmad Ghaznavi                                            Myron M. Sheinfeld
Director                                                  Director

/s/  David T. Gutowski
-------------------------------------------
David T. Gutowski
Director