Form 10-Q
period 2000-06-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2000-08-14
CIK 1052163

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-233-59
                        --------------------------------

                       ANCHOR GLASS CONTAINER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                          59-3417812
          -------------------------------          -------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

        One Anchor Plaza, 4343 Anchor Plaza Parkway, Tampa, FL 33634-7513
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  813-884-0000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

  Number of shares outstanding of each class of common stock at July 31, 2000:
                                2,158,094 shares.

                                     1 of 13

                       ANCHOR GLASS CONTAINER CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements:

          Condensed Statements of Operations and Comprehensive Income -
              Three and Six Months Ended June 30, 2000 and 1999             3

          Condensed Balance Sheets -
              June 30, 2000 and December 31, 1999                           4

          Condensed Statements of Cash Flows -
              Six Months Ended June 30, 2000 and 1999                       5

          Notes to Condensed Financial Statements                           6

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

     Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                              10

PART II - OTHER INFORMATION                                                11

SIGNATURES                                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ANCHOR GLASS CONTAINER CORPORATION
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


                                                         Six Months Ended                          Three Months Ended
                                                             June 30,                                   June 30,
                                                 --------------------------------          --------------------------------
                                                     2000                 1999                 2000                 1999
---------------------------------------------------------------------------------------------------------------------------
Net sales                                        $   328,983          $   316,582          $   175,099          $   169,655

Costs and expenses:
     Cost of products sold                           302,852              291,683              159,246              153,746
     Selling and administrative expenses              15,577               13,881                8,073                5,837

---------------------------------------------------------------------------------------------------------------------------

Income from operations                                10,554               11,018                7,780               10,072

Other income, net                                      7,177                  583                  535                  334

Interest expense                                     (15,281)             (14,629)              (7,695)              (7,317)
                                                 -----------          -----------          -----------          -----------

Net income (loss)                                      2,450               (3,028)                 620                3,089

Preferred stock dividends                             (6,971)              (6,690)              (3,505)              (3,383)
                                                 -----------          -----------          -----------          -----------

Loss applicable to common stock                  $    (4,521)         $    (9,718)         $    (2,885)         $      (294)
                                                 ===========          ===========          ===========          ===========
Basic net loss per share applicable
     to common stock                             $     (0.86)         $     (1.85)         $     (0.55)         $     (0.06)
                                                 ===========          ===========          ===========          ===========
Basic weighted average number of
     common shares outstanding                     5,251,356            5,251,356            5,251,356            5,251,356
                                                 ===========          ===========          ===========          ===========

Comprehensive income (loss)                      $     2,450          $    (3,028)         $       620          $     3,089
                                                 ===========          ===========          ===========          ===========
---------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------------
                                                                June 30, 2000   December 31, 1999
                                                                (unaudited)
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                   $     866          $   5,278
      Accounts receivable                                            71,475             53,556
      Advance to affiliate                                           17,588             17,571
      Inventories:
          Raw materials and manufacturing supplies                   23,666             24,415
          Finished products                                          89,139             82,562
      Other current assets                                            9,848              7,603
                                                                  ---------          ---------
               Total current assets                                 212,582            190,985

Property, plant and equipment, net                                  308,144            320,001
Other assets                                                         29,772             29,545
Strategic alliances with customers                                    8,444             11,089
Goodwill                                                             49,316             50,804
                                                                  ---------          ---------
                                                                  $ 608,258          $ 602,424
                                                                  =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility                                   $  48,349          $  40,895
      Current maturities of long-term debt                            1,980              2,029
      Accounts payable                                               48,095             48,729
      Accrued expenses                                               31,540             34,545
      Accrued interest                                                5,998              5,953
      Accrued compensation and employee benefits                     23,747             23,895
                                                                  ---------          ---------
               Total current liabilities                            159,709            156,046

Long-term debt                                                      209,336            210,208
Long-term pension liabilities                                        26,813             24,569
Long-term post-retirement liabilities                                59,194             59,464
Other long-term liabilities                                          33,739             35,120
                                                                  ---------          ---------
                                                                    329,082            329,361
Commitments and contingencies

Redeemable preferred stock                                           73,606             70,830
                                                                  ---------          ---------
Stockholders' equity:
      Preferred stock                                                    34                 34
      Issuable preferred stock                                       21,731             21,731
      Common stock                                                      216                216
      Warrants                                                       15,445             15,445
      Capital in excess of par value                                 98,340             98,340
      Accumulated deficit                                           (89,905)           (89,579)
                                                                  ---------          ---------
                                                                     45,861             46,187
                                                                  ---------          ---------
                                                                  $ 608,258          $ 602,424
                                                                  =========          =========

--------------------------------------------
See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


---------------------------------------------------------------------------------------------------
                                                                         Six Months Ended June 30,
                                                                        ---------------------------
                                                                           2000             1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                   $  2,450          $ (3,028)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
           Depreciation and amortization                                  28,179            28,074
           Gain on sale of property, plant and equipment                  (4,139)               --
           Other                                                             (32)              149
    Increase (decrease) in cash resulting from changes in
       assets and liabilities                                            (24,727)            4,463
                                                                        --------          --------
                                                                           1,731            29,658
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Expenditures for property, plant and equipment                       (24,805)          (26,781)
    Deposit of sale proceeds into escrow account                         (10,000)               --
    Withdrawal of funds from escrow account                               18,267                --
    Proceeds from the sale of property, plant and
       equipment                                                           8,066               193
    Stock in Parent, held for Pension Fund, pending
       government approval                                                    --            (3,000)
    Payments of strategic alliances with customers                        (1,775)           (2,000)
    Other                                                                 (1,758)             (798)
                                                                        --------          --------
                                                                         (12,005)          (32,386)

---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments of long-term debt                                  (1,022)             (481)
    Net draws (repayments) on revolving credit facility                    7,454            (5,783)
    Sale of note receivable                                                   --            11,200
    Other, primarily financing fees                                         (570)             (137)
                                                                        --------          --------
                                                                           5,862             4,799

---------------------------------------------------------------------------------------------------
Cash and equivalents:
    Increase (decrease) in cash and cash equivalents                      (4,412)            2,071
    Balance, beginning of period                                           5,278             4,106
                                                                        --------          --------
    Balance, end of period                                              $    866          $  6,177
                                                                        ========          ========

---------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Interest payments, net                                              $ 14,132          $ 13,554
                                                                        ========          ========
    Income tax payments (refunds), net                                  $     --          $     --
                                                                        ========          ========

--------------------------------------------
See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

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

NOTE 2 - SALE OF CLOSED MANUFACTURING FACILITY

         In March 2000, Anheuser-Busch Companies, Inc. ("Anheuser-Busch") purchased the previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. The Company received proceeds of $10.0 million from the sale. Concurrently, Consumers Packaging Inc. ("Consumers"), the Company's indirect parent, for an aggregate consideration of $15.0 million, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a proposed joint venture agreement with Anheuser-Busch to own and operate the Houston facility. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

NOTE 3- REDEEMABLE PREFERRED STOCK

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

NOTE 4 - COMMON STOCK

         For the period from February 5, 1997 to February 5, 2000, the common stock was divided into three classes, Class A and Class B, which were voting, and Class C, which were non-voting. On February 5, 2000, the three classes of common stock were consolidated into one single class of common stock with identical rights.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 2000 second quarter were $175.1 million compared to $169.7 million for the second quarter of 1999, an increase of $5.4 million, or 3.2%. Net sales for the first half of 2000 were $329.0 million and $316.6 million for the comparable period of 1999. This increase in net sales dollars was principally as a result of the increase in shipment volume, particularly in the beer and tea product lines. Also, this improvement reflects some minor increases in pricing.

         Cost of Products Sold. The Company's cost of products sold in the second quarter and first half of 2000 were $159.3 million and $302.9 million, respectively (or 90.9% and 92.0% of net sales), while the cost of products sold for the second quarter of 1999 and first half of 1999 were $153.8 million and $291.7 million, respectively (or 90.6% and 92.1% of net sales). This level percentage of cost of products sold principally reflects the benefits of the cost savings strategies that the Company began to implement in prior years and improved margins in the beer and tea product lines. These cost decreases have been offset by increases in other manufacturing costs. The Company experienced increases in the cost of natural gas and corrugated as compared to the same periods of the preceding year. Effective April 1, 1999, the Company finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company experienced an increase in hourly labor costs and pension expense beginning in the second quarter of 1999.

         Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 2000 were approximately $15.5 million (or 4.7% of net sales), while selling and administrative expenses for the comparable period of 1999 were $13.9 million (or 4.4% of net sales). This increase in selling and administrative expenses, in total dollars and as a percentage of net sales, reflects increased legal costs as a result of the legal proceedings discussed in Part II - Item 1 and higher overall employee related costs. The quarter to quarter comparison also reflects the spending in 1999 associated with Year 2000 compliance, which is non-recurring in the current year.

         Net Income (Loss). As a result of the foregoing, the Company had net income in the second quarter of 2000 of approximately $0.6 million as compared to net income of approximately $3.1 million in the same period of 1999 and a year to date net income of approximately $2.4 million compared to a net loss of $3.0 million in the comparable period of 1999. The results of the 2000 first quarter included a gain on sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Texas facility, both included in Other income, net. Excluding the gains on these sales transactions, the Company would have reported a loss of approximately $3.6 million for the six months ended June 30, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 2000, operating activities provided $1.7 million in cash as compared to $29.7 million in the same period of 1999. This decrease in cash provided reflects the improvement in earnings adjusted for changes in working capital items. Accounts receivable increased approximately $17.9 million as compared with the December 1999 year end, primarily reflecting the increased sales and the impact of providing extended credit terms, to certain customers whose sales were greater in the first half of 2000 than in the latter months of 1999. Accounts receivable at June 1999 decreased by approximately $24.9 million from year end 1998 reflecting the receipt of $20.0 million of intercompany receivable balances.

         Cash consumed in investing activities for the first half of 2000 and 1999 were $12.0 million and $32.4 million, respectively. Capital expenditures in the six months ended June 30, 2000 were $24.8 million compared to $26.8 million in the comparable period of 1999. In the first six months of 2000, the Company applied cash that had been deposited into escrow, as provided for under the terms of the indentures, to fund capital expenditures. These escrowed funds resulted from the proceeds of asset sales in the fourth quarter of 1999 and the first quarter of 2000.

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million Revolving Credit Facility (the "Revolving Credit Facility"). At July 31, 2000, advances outstanding under the Revolving Credit Facility were $47.8 million, borrowing availability was $6.2 million and total outstanding letters of credit on this facility were $11.3 million. Net cash of $5.9 million was provided by financing activities in the first half of 2000, principally reflecting borrowings under the Revolving Credit Facility.

         In September 1998, G&G Investments, Inc. ("G&G) (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced $17.3 million toward that end. This amount was funded by G&G through a loan from the Company of approximately $17.3 million in September 1998. The loan is evidenced by a promissory note which originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by the Company's Board of Directors. The repayment date of the promissory note has been extended to December 31, 2000, consistent with a recent amendment to the Revolving Credit Facility. The funds were obtained through borrowings under the Revolving Credit Facility. The Company has pledged the promissory note to the lenders under the Revolving Credit Facility and G&G has provided security against the promissory note to the lenders. Interest on the note is payable at the interest rate payable by the Company on its revolving credit advances plus 1/2% and has been paid through June 2000. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including costs related to the devaluation of the Deutschemark, and will upon receipt, repay the loan from the Company. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures covering the $150.0 million aggregate principal amount of 11-1/4% First Mortgage Notes due 2005 (the "First Mortgage Notes") and $50.0 million aggregate principal amount of 9-7/8% Senior Notes due 2008 (the "Senior Notes") contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions and limits, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Revolving Credit Facility also contains certain financial covenants that require the Company to meet and maintain certain financial tests and minimum ratios, including a minimum working capital ratio, a minimum consolidated net worth test and a fixed charge ratio.


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

         The Company expects significant expenditures in 2000, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Revolving Credit Facility and capital expenditures in the range of $28.0 million to $31.0 million, any additional capital expenditures beyond this level will be financed from sources outside the Company. The Company announced that it signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch's Jacksonville, Florida and Cartersville, Georgia breweries beginning in 2001. To meet the expanded demand from the supply contract, the Company will invest approximately $30.0 million in new equipment for its Jacksonville plant over the next 18 months to increase production efficiency. The funding for this project will be provided through certain leasing transactions, the proceeds from the sale of the Houston plant (see below) and internal cash flows. In December 1999, the Company entered into a firm agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, the Company sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8.2 million. No further funding has been provided under this agreement pending resolution of certain arbitration, (see Part II - Item 1 - Legal Proceedings.) However, certain co-lessors identified as part of the $30.0 million transaction may proceed to fund.

         In March 2000, Anheuser-Busch purchased the previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. Anchor received proceeds of $10.0 million from the sale. Concurrently, Consumers, for an aggregate consideration of $15.0 million, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a proposed joint venture agreement with Anheuser-Busch to own and operate the Houston facility. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.

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

         Without taking into account the litigation and arbitration with Owens-Brockway Glass Container Inc. ("Owens"), (see Part II - Item 1 - Legal Proceedings), management believes that the cash flows discussed above, will provide adequate funds for the Company's working capital needs and capital expenditures. However, cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On February 16, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, L.L.C., in the United States District Court for the Southern District of New York. Owens alleges violations of the Technical Assistance and License Agreement ("TALA") and its resulting termination. Owens is seeking various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and (2) damages for breaches of the TALA.

         The Company and its affiliates filed a demand for arbitration with the American Arbitration Association on February 24, 2000. On March 15, 2000, the Court ruled that the dispute as to whether there was a valid termination of the TALA is subject to arbitration. On March 31, 2000, Owens submitted its answer and counterclaims in the arbitration. Owens has asserted the position that (i) the Court referred to arbitration only the question whether there was a valid termination of the TALA and (ii) certain of Owens' claims are not arbitrable. On May 1, 2000, the Company and its affiliates submitted Claimants' Reply to the counterclaim in the arbitration. The hearing on the merits in the arbitration is scheduled to begin on October 24, 2000.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits
              --------

              10.63 Twenty First Amendment dated as of May 18, 2000, to the Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers Trust Company, BT Commercial Corporation and PNC Bank, National Association.

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


                                     ANCHOR GLASS CONTAINER CORPORATION


Date: August 14, 2000                       /s/ Lawrence M. Murray
                                            --------------------------------
                                            Lawrence M. Murray
                                            Senior Vice President - Finance
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)