Form 10-Q
period 2000-09-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2000-11-14
CIK 1052163

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


               For the Quarterly Period Ended September 30, 2000


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


                              Delaware 59-3417812
                              -------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

                      Yes [X]                     No [ ]



Number of shares outstanding of each class of common stock at October 31, 2000:
                               2,158,755 shares.




===============================================================================

                                    1 of 15

                       ANCHOR GLASS CONTAINER CORPORATION

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 2000


                                     INDEX

                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

           Condensed Statements of Operations and Comprehensive Income -
               Three and Nine Months Ended September 30, 2000 and 1999       3

           Condensed Balance Sheets -
               September 30, 2000 and December 31, 1999                      4

           Condensed Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999                 5

           Notes to Condensed Financial Statements                           6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    9

         Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                           13

PART II - OTHER INFORMATION                                                 13

SIGNATURES                                                                  15

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       ANCHOR GLASS CONTAINER CORPORATION
          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


                                                 Nine Months Ended              Three Months Ended
                                                    September 30,                   September 30,
                                            ---------------------------     ---------------------------
                                                2000           1999             2000           1999
                                            -----------     -----------     -----------     -----------

Net sales                                   $   492,712     $   486,687     $   163,729     $   170,105

Costs and expenses:
     Cost of products sold                      453,487         448,465         150,635         156,782
     Selling and administrative expenses         22,806          20,820           7,229           6,939
     Litigation settlement                        2,300              --           2,300              --


Income from operations                           14,119          17,402           3,565           6,384

Other income, net                                 6,293             150              11             337

Interest expense                                (22,169)        (20,485)         (7,783)         (6,626)
                                            -----------     -----------     -----------     -----------

Net income (loss)                                (1,757)         (2,933)         (4,207)             95

Preferred stock dividends                       (10,514)        (10,149)         (3,543)         (3,459)
                                            -----------     -----------     -----------     -----------

Loss applicable to common stock             $   (12,271)    $   (13,082)    $    (7,750)    $    (3,364)
                                            ===========     ===========     ===========     ===========

Basic net loss per share applicable
     to common stock                        $     (2.34)    $     (2.49)    $     (1.48)    $     (0.64)
                                            ===========     ===========     ===========     ===========

Basic weighted average number of
     common shares outstanding                5,251,356       5,251,356       5,251,356       5,251,356
                                            ===========     ===========     ===========     ===========

Comprehensive income (loss)                 $    (1,757)    $    (2,933)    $    (3,125)    $        95
                                            ===========     ===========     ===========     ===========



See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               September 30,
                                                                    2000          December 31,
                                                                (unaudited)           1999
                                                               -------------      ------------
ASSETS
Current assets:
      Cash and cash equivalents                                  $   1,228         $   5,278
      Accounts receivable                                           64,895            53,556
      Inventories:
          Raw materials and manufacturing supplies                  23,798            24,415
          Finished products                                         95,718            82,562
      Other current assets                                          10,172             7,603
                                                                 ---------         ---------
               Total current assets                                195,811           173,414

Property, plant and equipment, net                                 299,384           320,001
Other assets                                                        29,113            29,545
Advance to affiliate                                                17,648            17,571
Strategic alliances with customers                                   7,529            11,089
Goodwill                                                            48,572            50,804
                                                                 ---------         ---------
                                                                 $ 598,057         $ 602,424
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit facility                                  $  37,605         $  40,895
      Current maturities of long-term debt                           1,946             2,029
      Accounts payable                                              49,502            48,729
      Accrued expenses                                              32,768            34,545
      Accrued interest                                               8,961             5,953
      Accrued compensation and employee benefits                    25,979            23,895
                                                                 ---------         ---------
               Total current liabilities                           156,761           156,046

Long-term debt                                                     208,926           210,208
Long-term pension liabilities                                       27,935            24,569
Long-term post-retirement liabilities                               58,842            59,464
Other long-term liabilities                                         30,333            35,120
                                                                 ---------         ---------
                                                                   326,036           329,361
Commitments and contingencies

Redeemable preferred stock                                          75,018            70,830
                                                                 ---------         ---------
Stockholders' equity:
      Preferred stock                                                   34                34
      Issuable preferred stock                                      21,731            21,731
      Common stock                                                     216               216
      Warrants                                                      15,442            15,445
      Capital in excess of par value                                98,343            98,340
      Accumulated deficit                                          (95,524)          (89,579)
                                                                 ---------         ---------
                                                                    40,242            46,187
                                                                 ---------         ---------
                                                                 $ 598,057         $ 602,424
                                                                 =========         =========



See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     Nine Months Ended September 30,
                                                                         2000             1999
                                                                       --------         --------

Cash flows from operating activities:
    Net income (loss)                                                  $ (1,757)        $ (2,933)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
           Depreciation and amortization                                 42,474           42,108
           Gain on sale of property, plant and equipment                 (4,138)              --
           Litigation settlement                                          2,300               --
           Other                                                           (222)              16
    Decrease in cash resulting from changes in
       assets and liabilities                                           (20,201)          (2,888)
                                                                       --------         --------
                                                                         18,456           36,303



Cash flows from investing activities:
    Expenditures for property, plant and equipment                      (28,372)         (32,920)
    Deposit of sale proceeds into escrow account                        (10,000)              --
    Withdrawal of funds from escrow account                              18,267               --
    Proceeds from the sale of property, plant and
       equipment                                                          8,069              193
    Stock in Parent, held for Pension Fund, pending
       government approval                                                   --           (3,000)
    Payments of strategic alliances with customers                       (2,750)          (2,000)
    Other                                                                (2,164)            (912)
                                                                       --------         --------
                                                                        (16,950)         (38,639)



Cash flows from financing activities:
    Principal payments of long-term debt                                 (1,488)            (671)
    Net repayments on revolving credit facility                          (3,290)          (8,655)
    Sale of note receivable                                                  --           11,200
    Other, primarily financing fees                                        (778)            (137)
                                                                       --------         --------
                                                                         (5,556)           1,737



Cash and equivalents:
    Decrease in cash and cash equivalents                                (4,050)            (599)
    Balance, beginning of period                                          5,278            4,106
                                                                       --------         --------
    Balance, end of period                                             $  1,228         $  3,507
                                                                       ========         ========



Supplemental disclosure of cash flow information:
    Interest payments, net                                             $ 19,161         $ 17,117
                                                                       ========         ========



See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Anchor Glass Container Corporation (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.

         Certain reclassifications have been made to prior year financial statements to be consistent with the current year presentation.


NOTE 2 - ORGANIZATION OF THE COMPANY

         The Company, a majority-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to acquire certain assets and assume certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), which was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

         On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended (the "Asset Purchase Agreement"), among Consumers, Owens-Brockway Glass Container Inc. ("Owens") and Old Anchor, the Company (the rights and obligations of Consumers having been assigned to the Company) and Owens acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor (the "Anchor Acquisition").

         The Company is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC,") each of which is controlled through G&G Investments, Inc. ("G&G"), the majority owner of Consumers. The Company currently engages (and intends to expand) in a variety of transactions with Consumers and GGC as a part of its strategy to achieve synergies among the companies. These expected transactions may include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services.


NOTE 3 - REVOLVING CREDIT FACILITY

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million revolving credit facility (the "Original Credit Facility"). In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), to provide a $100.0 million senior secured revolving credit facility (the "Replacement Credit Facility"). The Replacement Credit Facility enables the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100.0 million. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         Revolving credit loans bear interest at a rate based upon the prime rate or LIBOR rate, plus a variable margin, as defined. Interest is payable monthly. An unused line fee of 0.5% on the unused portion of the facility and letter of credit fees, as defined, are payable monthly. The Replacement Credit Facility expires October 16, 2003.

         The Company's obligations under the Loan and Security Agreement are secured by a first priority lien on all of the Company's inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock. In addition, the Company's obligations under the Loan and Security Agreement are guaranteed by Consumers U.S., Inc., the holder of the outstanding Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock.

         The Loan and Security Agreement contains certain covenants that restrict the Company's ability to take various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions, sales of assets and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Loan and Security Agreement also contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio.


NOTE 4 - SALE OF CLOSED MANUFACTURING FACILITY

         In March 2000, Anheuser-Busch Companies, Inc. ("Anheuser-Busch") purchased the previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. The Company received proceeds of $10.0 million from the sale. Concurrently, Consumers, the Company's indirect parent, for an aggregate consideration of $15.0 million, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a proposed joint venture agreement with Anheuser-Busch to own and operate the Houston facility. The Company expects to negotiate a contract with Anheuser-Busch to provide management assistance in the operations of the facility upon its refurbishment.


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

NOTE 7 - SUBSEQUENT EVENTS

         On November 6, 2000, the Company and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute (see
Part II - Item 1 - Legal Proceedings). As part of the settlement, the Technical Assistance and License Agreement will be amended and extended through 2005. The amended agreement will cover technology now in place, at the same royalty rate. Upon expiration of the agreement, the Company and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the amended agreement and mutual releases is expected to be completed by the end of November 2000. Under the settlement, the Company, Consumers and GGC will pay an aggregate of $5.0 million to Owens. The Company has estimated its allocation of this settlement to be $2.3 million. This charge has been recorded in the third quarter ended September 30, 2000. Consumers, GGC and another affiliate will receive a refund of $1.213 million of royalties paid previously under protest. The settlement terminates all litigation over the matter, including a federal court suit and an overseas lawsuit, as well as arbitration proceedings.

         On October 13, 2000, certain stockholders of the Company, specifically Comac Partners, L.P., Comac Endowment Fund, L.P., Comac Opportunities Fund, L.P., Comac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of the Company's directors, officers and certain related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to the Company, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege the Company suffered through breach of fiduciary duties, unjust enrichment and usurpation of a corporate opportunity of the Company. The Company is named as a party to the case for procedural purposes but no recovery is sought from the Company. The Company has been advised by the other defendants that they will vigorously defend the action and that they believe they have meritorious defenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was formed in January 1997 to consummate the Anchor Acquisition. Prior to the Anchor Acquisition, the Company had no operations.


RESULTS OF OPERATIONS

         Net Sales. Net sales for the 2000 third quarter were $163.7 million compared to $170.1 million for the third quarter of 1999, a decrease of $6.4 million, or 3.7%. Net sales for the nine months ended September 30, 2000 were $492.7 million, an increase of $6.0 million or 1.2% from $486.7 million for the comparable period of 1999. This increase in year to date net sales was principally as a result of the increase in shipment volume, particularly in the beer and tea product lines. Also, this improvement reflects some minor increases in pricing. The decrease in net sales in the 2000 third quarter compared to the same period of 1999 reflects relatively level overall shipments, with a slight change in mix towards lower priced product lines.

         Cost of Products Sold. The Company's cost of products sold in the third quarter and first nine months of 2000 were $150.6 million and $453.5 million, respectively (or 92.2% and 92.1% of net sales), while the cost of products sold for the third quarter of 1999 and first nine months of 1999 were $156.7 million and $448.4 million, respectively (or 92.2% and 92.1% of net sales). This level percentage of cost of products sold principally reflects the benefits of the cost savings strategies that the Company began to implement in prior years and improved margins in the beer and tea product lines. These cost decreases have been offset by increases in other manufacturing costs. The Company experienced significant increases in the cost of natural gas as well as increases in the cost of corrugated packaging material as compared to the same periods of the preceding year. Effective April 1, 1999, the Company finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company experienced an increase in hourly labor costs and pension expense beginning in the second quarter of 1999.

         Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 2000 were approximately $22.8 million (or 4.6% of net sales), while selling and administrative expenses for the comparable period of 1999 were $20.9 million (or 4.3% of net sales). This increase in selling and administrative expenses, in total dollars and as a percentage of net sales, reflects increased legal costs as a result of the legal proceedings discussed in Part II - Item 1 and higher overall employee related costs.

         Interest Expense. Interest expense for the third quarter of 2000 was approximately $7.8 million compared to $6.6 million in the third quarter of 1999, an increase of 17.5%. Interest expense for the first nine months of 2000 was approximately $22.2 million compared to $20.5 million in the first nine months of 1999, an increase of 8.2%. Interest expense has increased due to higher interest rates, offset by slightly lower average outstanding borrowings under our revolving credit facility during 2000, as compared to 1999.

         Net Income (Loss). As a result of the foregoing, the Company had a loss in the third quarter of 2000 of approximately $4.2 million as compared to essentially break even results in the same period of 1999 and a year to date net loss of approximately $1.8 million compared to a net loss of $2.9 million in the comparable period of 1999. The results of the 2000 first quarter included a gain on sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Texas facility, both included in Other income, net. Excluding the gains on these sales transactions, the Company would have reported a loss of approximately $7.9 million for the nine months ended September 30, 2000.


     LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 2000, operating activities provided $18.5 million in cash as compared to $36.3 million in the same period of 1999. This decrease in cash provided reflects the improvement in earnings adjusted for changes in working capital items. Accounts receivable at September 30, 2000 increased approximately $11.0 million as compared with the December 1999 year end, primarily reflecting the increased sales. Accounts receivable at September 1999 decreased by approximately $18.1 million from year end 1998 primarily reflecting the receipt of $20.0 million of intercompany receivable balances.

         Cash consumed in investing activities for the first nine months of 2000 and 1999 were $17.0 million and $38.6 million, respectively. Capital expenditures in the nine months ended September 30, 2000 were $28.4 million compared to $32.9 million in the comparable period of 1999. In the first nine months of 2000, the Company applied cash that had been deposited into escrow, as provided for under the terms of the indentures, to fund capital expenditures. These escrowed funds resulted from the proceeds of asset sales in the fourth quarter of 1999 and the first quarter of 2000.

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million revolving credit facility (the "Original Credit Facility"). In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), to provide a $100.0 million senior secured revolving credit facility (the "Replacement Credit Facility"). The Replacement Credit Facility enables the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100.0 million. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         At October 27, 2000, advances outstanding under the Replacement Credit Facility were $49.2 million, borrowing availability was $26.0 million and total outstanding letters of credit on this facility were $11.3 million. Net cash of $5.6 million was used in financing activities in the first nine months of 2000, principally reflecting repayments under the Original Credit Facility.

         The Company's obligations under the Replacement Credit Facility are secured by a first priority lien on all of the Company's inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock. In addition, the Company's obligations under the Loan and Security Agreement are guaranteed by Consumers U.S., Inc., the holder of the outstanding Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock.

         The Loan and Security Agreement contains certain covenants that restrict the Company's ability to take various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions, sales of assets and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Loan and Security Agreement also contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio.

         In September 1998, G&G (acting on behalf of Consumers) entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced $17.3 million toward that end. This amount was funded by G&G through a loan from the Company of approximately $17.3 million in September 1998. The funds were obtained through a borrowing under the Original Credit Facility. The loan was evidenced by a promissory note that originally matured in January 1999. This loan was permitted through an amendment to the Intercompany Agreement, which was approved by the Company's Board of Directors. In connection with the pledge of the note to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note was replaced by a promissory note (the "Replacement Note").
G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement.
The maturity date of the Replacement Note is October 31, 2003.
Interest on the Replacement Note is payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 1/2 % and has been paid through September 2000. A number of issues have arisen and the transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including costs related to the devaluation of the Deutschemark, and will upon receipt, repay the loan from the Company. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance.

         The indentures covering the $150.0 million aggregate principal amount of 11 1/4 % First Mortgage Notes due 2005 (thE "First Mortgage Notes") and $50.0 million aggregate principal amount of 9 7/8% Senior Notes due 2008 (the "Senior Notes") contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions and limits, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, asset sales and transactions with affiliates.

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

         The Company expects significant expenditures in 2000, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Credit Facility, capital expenditures in the range of $28.0 million to $31.0 million, any additional capital expenditures beyond this level will be financed from sources outside the Company and the payment of the litigation settlement of $2.3 million, as discussed in Part II-Item 1.-Legal Proceeding. The Company announced that it signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001. To meet the expanded demand from the supply contract, the Company will invest approximately $18.0 million in new equipment for its Jacksonville plant to increase production efficiency. Of this amount, approximately $8.0 million has been spent. To date, the funding for this project has been provided through the proceeds from the sale of the Houston plant (see below), certain leasing transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, the Company sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8.2 million. The Company is continuing discussions with certain co-lessors identified as part of the $30.0 million transaction for the remaining Jacksonville expansion funding.

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

         Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year. The Company's principal sources of liquidity through the end of the year are expected to be funds derived from operations, borrowings under the Replacement Credit Facility, proceeds from the sale/leaseback transactions noted above and proceeds from sales of discontinued manufacturing facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant.



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On October 13, 2000, certain stockholders of the Company, specifically Comac Partners, L.P., Comac Endowment Fund, L.P., Comac Opportunities Fund, L.P., Comac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of the Company's directors, officers and certain related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to the Company, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege the Company suffered through breach of fiduciary duties, unjust enrichment and usurpation of a corporate opportunity of the Company. The Company is named as a party to the case for procedural purposes but no recovery is sought from the Company. The Company has been advised by the other defendants that they will vigorously defend the action and that they believe they have meritorious defenses.

         On February 16, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, L.L.C., in the United States District Court for the Southern District of New York. Owens alleged violations of the Technical Assistance and License Agreement ("TALA") and its resulting termination. Owens is seeking various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and
(2) damages for breaches of the TALA.

         The Company and its affiliates filed a demand for arbitration with the American Arbitration Association on February 24, 2000. On March 15, 2000, the Court ruled that the dispute as to whether there was a valid termination of the TALA is subject to arbitration. On March 31, 2000, Owens submitted its answer and counterclaims in the arbitration. Owens has asserted the position that (i) the Court referred to arbitration only the question whether there was a valid termination of the TALA and (ii) certain of Owens' claims are not arbitrable. On May 1, 2000, the Company and its affiliates submitted Claimants' Reply to the counterclaim in the arbitration. The hearing on the merits in the arbitration is scheduled to begin in November 2000.

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

         On November 6, 2000, the Company and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, the TALA will be amended and extended through 2005. The amended agreement will cover technology now in place, at the same royalty rate. Upon expiration of the agreement, the Company and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the amended agreement and mutual releases is expected to be completed by the end of November 2000. Under the settlement, the Company, Consumers and GGC will pay an aggregate of $5.0 million to Owens. The Company has estimated its allocation of this settlement to be $2.3 million. This charge has been recorded in the third quarter ended September 30, 2000. Consumers, GGC and another affiliate will receive a refund of $1.213 million of royalties paid previously under protest. The settlement terminates all litigation over the matter, including a federal court suit and an overseas lawsuit, as well as arbitration proceedings.

Item 2.  Changes in Securities and Use of Proceeds.
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits
         --------

         4.14 Amendment No. 2 to Intercreditor Agreement, dated as of October 16, 2000 by and between The Bank of New York and Bank of America, National Association.

         10.64 Loan and Security Agreement dated as of October 16, 2000, among the Financial Institutions named therein, as the Lenders and Bank of America, National Association, as the Agent and Anchor Glass Container Corporation, as the Borrower.

         10.65    Restated Intercompany Agreement dated as of October 16, 2000.

         10.66 Consumers U.S., Inc. Guaranty and Pledge Agreement dated as of October 16, 2000 among Consumers U.S., Inc. and Bank of America, National Association, as agent.

         10.67 Irrevocable Proxy and Pledge Agreement dated as of October 16, 2000 by and between Anchor Glass Container Corporation and Bank of America, National Association, as agent.

         27       Financial Data Schedule

     b.  Reports on Form 8-K

                  Current Report on Form 8-K dated October 13, 2000 (filed October 24, 2000) reporting a stockholder derivative action against certain of the Company's directors, officers and certain related entities commenced by certain stockholders of the Company. See Note 7 to the Condensed Financial Statement and Part II - Item 1. - Legal Proceedings.

                  Current Report on Form 8-K dated and filed November 8, 2000, filing, as an exhibit, a press release regarding the settlement of the litigation with Owens dated November 8, 2000. See Note 7 to the Condensed Financial Statements and
                  Part II - Item 1. - Legal Proceedings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ANCHOR GLASS CONTAINER CORPORATION



Date:  November 14, 2000                   /s/ Lawrence M. Murray
                                           ----------------------------------
                                               Lawrence M. Murray
                                               Senior Vice President - Finance
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)