Form 10-K
period 2000-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2001-04-16
CIK 1052163

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
     (Mark one)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.10 per share

Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Aggregate market value of voting and non-voting stock held by non-affiliates:
         At this time, there is no public market for any of the stock.
                              See Part II, Item 5.
       Number of shares outstanding of common stock at February 28, 2001:
                                2,160,487 shares

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

         Old Anchor was formed by members of the management of the Glass Container Division of Anchor Hocking Corporation (the "Glass Container Division") and persons associated with Wesray Corporation to carry out the leveraged acquisition in 1983 of the business and certain of the assets of the Glass Container Division. Old Anchor acquired Midland Glass Company, Inc. in 1984 and Diamond Bathurst, Inc. in 1987. In November 1989, Vitro S.A. acquired substantially all of the stock of Old Anchor. Simultaneously, Vitro S.A. acquired all of the stock of Latchford Glass Company, which was subsequently merged into Old Anchor. In September 1996, Old Anchor filed for protection under Chapter 11 of the Bankruptcy Code.

RECENT DEVELOPMENTS

         On February 2, 2001, Consumers announced a suspension of interest payments on its senior notes maturing in 2007 and its senior secured notes maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. Consumers further reported its intention to pay other creditors, including trade creditors and operating lenders, in the ordinary course. On March 22, 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer. Mr. Ballantyne will report to a committee of the Consumers Board of Directors comprised of independent directors. Mr. Ghaznavi stepped down as Chief Executive Officer of Consumers but remains Chairman of Consumers and Chairman and Chief Executive Officer of Anchor. On March 31, 2001, Consumers announced the appointment of Graeme Eadie as Chief Financial Officer. Mr. Dale
A. Buckwalter stepped down as Chief Financial Officer of Consumers but will continue as Chief Financial Officer of Anchor. Consumers has begun discussions with its noteholders regarding a restructuring.

         Management of Anchor is unable to determine what impact this restructuring will have on Anchor, but it may be significant. If a restructuring of Consumers results in Mr. Ghaznavi owning, directly or indirectly, less than 40% of the voting stock of Consumers, this would trigger a "change in control" as defined in the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") and its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") (the "Indentures"). In addition, G&G Investments, Inc. ("G&G") and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. If an event of default were to occur on this indebtedness, the lenders would have the right to foreclose on those common shares, which would also trigger a "change in control" as defined in the Indentures. Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default that would give the noteholders the right to accelerate the debt resulting in a default under Anchor's credit facility provided by Bank of America. Anchor intends to approach its noteholders regarding a modification of the Indentures but does not know whether the notes could be restructured in a consensual manner with the noteholders before the occurrence of an event of default. These issues represent significant uncertainties as to the future financial position of Anchor. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         As a result of these uncertainties the Company's outside auditors have rendered a qualified opinion on the Company's financial statements. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement (as defined). The Company will seek a waiver from its lenders but there is no assurance that this will be forthcoming. In the event no waiver is received and the lenders demand repayment, an event of default is also created under the First Mortgage Note and Senior Note Indentures, causing the possibility of an acceleration as described above. Furthermore, such a demand by the lenders also creates an event of default under various equipment leases.

         During 2000, Anchor, as did many other manufacturers, experienced substantially increased prices for its purchases of natural gas. All of the Company's glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at its manufacturing facilities. Higher natural gas prices have resulted from an increase in demand for natural gas, due to the strong economic activity in the United States and Canada, along with an expected higher demand for gas-fired electrical generation. Weather has been a primary driver of natural gas futures prices. Average temperatures for the United States during November and December 2000 were among the coldest on record. Milder temperatures in January 2001 resulted in a significant decline in natural gas prices from the record high futures prices experienced in December 2000.

         Prices for each million BTUs of natural gas ranged from $2.35 in early 2000 to nearly $10.00 in December 2000. The Company estimates that costs, not recovered through customer price increases, approximated $9.0 million for the year ended December 31, 2000. These high prices in December contributed to the Company's decision to reduce manufacturing production in December 2000, resulting in approximately $5.0 million of unabsorbed overhead costs, negatively impacting results of operations for the fourth quarter.

         Anchor expects increased costs for the purchase of natural gas through 2001, as compared with the first half of 2000. The Company utilizes a natural gas risk management program to hedge future requirements and to minimize fluctuation in the price of natural gas; however, at year end, Anchor held no open futures.

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

         In March 2000, Anheuser-Busch, Inc. ("Anheuser-Busch") purchased the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. Anchor received proceeds of $10.0 million from the sale. Concurrently, Consumers, for an aggregate consideration of $15.0 million, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a proposed joint venture agreement with Anheuser-Busch to own and operate the Houston facility. These transactions are the subject of litigation. See Item 3. Legal Proceedings. In December 2000, the

Company entered into a contract with Anheuser-Busch to provide management assistance in the operation of the facility upon its refurbishment. The contract becomes effective at the completion of the renovation, scheduled for the second quarter of 2001.

PRODUCTS

         The table below provides a summary by product group of net sales (in millions of dollars) and approximate percentage of net sales by product group for the Company for the three years ended December 31, 2000.


                                                       Years ended December 31,
   Products                        2000                          1999                        1998
   --------------              ----------------        ------------------------       -----------------
   Beer                        $291.4      46.3%           $294.1       46.8%         $279.3       43.4%
   Liquor/Wine                   96.8      15.4              79.5       12.7           111.0       17.3
   Food                          87.7      13.9              93.3       14.8            95.5       14.8
   Tea                           91.1      14.5              93.1       14.8            67.9       10.6
   Beverage/Water                17.2       2.7              20.9        3.3            31.2        4.9
   Other                         45.3       7.2              47.8        7.6            58.4        9.0
                               ------     -----            ------      -----          ------      -----
   Total                       $629.5     100.0%           $628.7      100.0%         $643.3      100.0%
                               ======     =====            ======      =====          ======      =====

         There can be no assurance that the information provided in the preceding table is indicative of the glass container product mix of the Company for 2001 or in subsequent years. Management's strategy is to focus on shifting its product mix towards those products management believes likely to both improve operating results and increase unit volume.

CUSTOMERS

         The Company produces glass containers mainly for a broad base of customers in the food and beverage industries in the United States. The Company's ten largest continuing customers include well-known companies or brands such as:

         -        Anheuser-Busch,
         -        Snapple Beverage Group,
         -        SOBE (Healthy Refreshment),
         -        Latrobe Brewing Company (Rolling Rock),
         -        Saxco International, Inc.,
         -        Alltrista Corporation,
         -        Jim Beam Brands,
         -        Kraft Foods (Nabisco),
         -        Heaven Hill Distilleries, Inc. and
         -        United Distillers & Vintners North America

         The majority of the Company's glass container designs are produced to customer specifications and sold on a contract basis.

         The Company's largest customer, Anheuser-Busch, accounted for approximately 32.7%, 29.0% and 17.1%, respectively, of its net sales for the years ended December 31, 2000, 1999 and 1998. The Company's ten largest continuing customers, named above, accounted for approximately 63% of net sales for the year ended December 31, 2000. The loss of a significant customer, if not replaced, could have a material adverse effect of the Company's business, results of operations and financial condition.

         The Company has rebuilt relationships with some of Old Anchor's larger volume customers including Anheuser-Busch. In 1999, Anchor entered into an agreement with Anheuser-Busch to provide all the bottles for Anheuser-Busch's Jacksonville, Florida and Cartersville, Georgia breweries beginning in 2001 (the "Southeast Contract").

         In March 2000, Anheuser-Busch purchased the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights and Consumers entered into a $15.0 million contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility. These transactions are the subject of litigation. See Item 3. Legal Proceedings. In December 2000, the Company entered into a contract with Anheuser-Busch to provide management assistance in the operation of the facility upon its refurbishment. In February 1998, Anchor entered into a long-term contract with Anheuser-Busch to serve its west coast needs and subcontracted this additional production to its Mexican affiliate, Fevisa, for a commission. With the exception of the Fevisa production and the Southeast Contract, Anheuser-Busch renegotiates with the Company each year for the next year's purchase orders. Accordingly, past purchase orders placed by Anheuser-Busch are not necessarily indicative of future purchase orders.

MARKETING AND DISTRIBUTION

         The Company's products are primarily marketed by an internal sales and marketing organization that consists of 14 direct sales people and 22 customer service managers located in four sales service centers.

         John J. Ghaznavi is Chairman and Chief Executive Officer of Anchor and GGC, L.L.C. ("GGC," which acquired the glass manufacturing net operating assets of Glenshaw Glass Company, Inc. "Glenshaw") and Chairman of Consumers. Until recently, Mr. Ghaznavi was also the Chief Executive Officer of Consumers. As a result of the Company's affiliation with Consumers, Consumers sales personnel also market the capabilities of Anchor with respect to certain production.

         In addition, certain production has been and will continue to be reallocated among the manufacturing facilities of the Company, Consumers and GGC, in order to maximize machine capability and geographic proximity to customers. In each case, prior to 2001, the entity shifting its existing production or responsible for the new business received a commission of up to 5% from the entity to which the existing production or new business was shifted. This commission program ceased in 2001 and was replaced with a cost sharing arrangement. See Item 13. Certain Relationships and Related Transactions.

         The Company's manufacturing facilities are generally located in geographic proximity to its customers due to the significant cost of transportation and the importance of prompt delivery to customers. Most of the Company's production is shipped by common carrier to customers generally within a 300-mile radius of the plant in which it is produced.

SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters, however the Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

SUPPLIERS AND RAW MATERIALS

         Sand, soda ash, limestone, cullet and corrugated packaging materials are the principal raw materials used by the Company. All of these materials are available from a number of suppliers and the Company is not dependent upon any single supplier for any of these materials. Management believes that adequate quantities of these materials are and will be available from various suppliers. Material increases in the cost of any of these items could have a significant impact on the Company's operating results.

         All of the Company's glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at its manufacturing facilities. During 2000, Anchor, as did many other manufacturers, experienced substantially increased prices for its purchases of natural gas. Prices for each million BTUs of natural gas ranged from $2.35 in early 2000 to nearly $10.00 in December 2000. The Company estimates that costs, not recovered through customer price increases, approximated $9.0 million for the year ended December 31, 2000. Backup systems are in place at some facilities to permit the use of fuel oil or propane, where cost effective and permitted by applicable laws. Electricity is used in certain instances for enhanced melting.

         Anchor expects increased costs for the purchase of natural gas throughout 2001, as compared with the first half of 2000. The Company utilizes a natural gas risk management program to hedge future requirements and to minimize fluctuation in the price of natural gas; however, at year end, Anchor held no open futures. The Company expects to be continually involved in programs to conserve and reduce its consumption of fuel.

COMPETITION

         The glass container industry is a mature, low-growth industry. This low growth and excess capacity in the industry have made pricing an important competitive factor. In addition to price, Anchor and the other glass container manufacturers compete on the basis of quality, reliability of delivery and general customer service. The Company's principal competitors are Owens-Brockway Glass Container Inc. ("Owens") and Saint-Gobain Containers, Inc. (formerly known as Ball-Foster Glass Container Co., L.L.C. ("Ball-Foster")). These competitors are larger and have greater financial and other resources than the Company. The glass container industry in the United States is highly concentrated, with the three largest producers in 2000, which included Anchor, estimated by management to have accounted for 95% of 2000 domestic volume. Owens has a relatively large research and development staff and has in place numerous technology licensing agreements with other glass producers, including the Company. See "--Intellectual Property." See Item 3. Legal Proceedings.

         The Company's business consists exclusively of the manufacture and sale of glass containers. Certain other glass container manufacturers engage in more diversified business activities than the Company (including the manufacture and sale of plastic and metal containers). In addition, plastics and other forms of alternative packaging have made substantial inroads into the container markets in recent years and will continue to affect demand for glass container products. Competitive pressures from alternative forms of packaging, including plastics, as well as consolidation in the glass container industry, have resulted in excess capacity and have led to severe pricing pressures on glass container manufacturers. Although the Company believes that the market shift from glass to alternative containers is substantially complete and that glass containers will maintain a leading position in the high-end food and beverage segments due primarily to the premium image of glass containers, no assurances can be given that the Company will not lose further market share to alternative container manufacturers. Further, management believes that consistent productivity improvements among glass and glass alternatives can be expected to decrease capacity utilization rates for the industry that may result in additional plant closures.

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

INTELLECTUAL PROPERTY

         The Company operates under a Technical Assistance and License Agreement (the "Technical Assistance Agreement") with Owens entitling Anchor to use certain existing patents, trade secrets and other technical information of Owens relating to glass manufacturing technology. This agreement was the subject of litigation between the Company and Owens which settled on November 6, 2000. As a result of the settlement, Anchor and its affiliates will have the right to use technology in place through 2005 and thereafter will have a perpetual paid-up license. See Item 3. Legal Proceedings.

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

EMPLOYEES

         As of February 28, 2001, the Company employed approximately 2,900 persons on a full-time basis. Approximately 560 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, Glass Molders, Pottery, Plastics and Allied Workers (the "GMP"), which represents approximately 90% of the Company's hourly employees, and the American Flint Glass Workers Union (the "AFGWU"), which represents approximately 10% of the Company's hourly employees. The Company's two labor contracts with the GMP and its two labor contracts with the AFGWU have three year terms expiring on March 31, 2002 and August 31, 2002, respectively.

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

         Capital expenditures required for environmental compliance were approximately $0.5 million for 2000 and are anticipated to be approximately $0.5 million annually in 2001 and 2002. However, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future.

         Employee Health and Safety Regulations. The Company's operations are subject to a variety of worker safety laws. OSHA and analogous laws mandate general requirements for safe workplaces for all employees. The Company believes that it is operating in material compliance with applicable employee health and safety laws.

         Deposit and Recycling Legislation. Over the years, legislation has been introduced at the Federal, state and local levels requiring a deposit or tax, or imposing other restrictions, on the sale or use of certain containers, particularly beer and carbonated soft drink containers. Several states have enacted some form of deposit legislation. The enactment of additional laws or comparable administrative actions that would require a deposit on beer or soft drink containers, or otherwise restrict their use, could have a material adverse effect on the Company's business. In jurisdictions where deposit legislation has been enacted, the consumption of beverages in glass bottles has generally declined due largely to the preference of retailers for handling returned cans and plastic bottles. Container deposit legislation continues to be considered from time to time at various governmental levels.

         In lieu of this type of deposit legislation, several states have enacted various anti-littering recycling laws that do not involve the return of containers to retailers. The use of recycled glass, and recycling in general, are not expected to have a material adverse effect on the Company's operations.

ITEM 2.  PROPERTIES.

         The Company's administrative and executive offices are located in Tampa, Florida. The Company owns and operates nine glass container manufacturing plants. The Company also leases a building located in Streator, Illinois, that is used as a machine shop to rebuild glass-forming related machinery and a mold shop located in Zanesville, Ohio, as well as additional warehouses for finished products in various cities throughout the United States. Substantially all of the Company's owned and leased properties are pledged as collateral securing the Company's obligations under the First Mortgage Note and the related indenture.

         In 1997, as part of its long-term business strategy, the Company closed its Houston and Dayville plants and removed from service at other locations, two furnaces and five machines. In December 1998, one furnace and one machine were removed from service at the Jacksonville plant. In addition, management will continue to monitor business conditions and utilization of plant capacity to determine the appropriateness of further plant closings.

         In March 2000, Anheuser-Busch purchased the Houston facility and certain related operating rights. This transaction is the subject of litigation. See Item 3. Legal Proceedings. In December 2000, the Company entered into a contract with Anheuser-Busch to provide management assistance in the operation of the facility upon its refurbishment. The contract becomes effective at the completion of the renovation, scheduled for the second quarter of 2001.

         The following table sets forth certain information about the facilities owned and being operated by the Company as of February 28, 2001. In addition to these locations, facilities at Keyser, West Virginia, Gas City, Indiana, Cliffwood, New Jersey, Royersford, Pennsylvania, Chattanooga, Tennessee and Dayville, Connecticut are closed plants that are part of the collateral securing the First Mortgage Notes and the Company's obligations under the related indenture.


                                                      NUMBER OF       NUMBER OF       BUILDING AREA
        LOCATION                                      FURNACES         MACHINES       (SQUARE FEET)
        --------                                      ---------       ---------       -------------
        Operating Plants:
             Jacksonville, Florida(1)                     2               4              624,000
             Warner Robins, Georgia                       2               8              864,000
             Lawrenceburg, Indiana                        1               4              504,000
             Winchester, Indiana                          2               6              627,000
             Shakopee, Minnesota                          2               6              360,000
             Salem, New Jersey(2)                         3               6              733,000
             Elmira, New York                             2               6              912,000
             Henryetta, Oklahoma                          2               6              664,000
             Connellsville, Pennsylvania(3)               2               4              624,000


---------

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

ITEM 3.  LEGAL PROCEEDINGS.

         On October 13, 2000, certain stockholders of the Company, specifically CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of the Company's directors, officers and certain related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to the Company, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege the Company suffered through breach of fiduciary duties (including extension of the G&G promissory note without proper authority and approval of an allocation of write off of certain software costs from Consumers to Anchor), unjust enrichment and usurpation of corporate opportunity of the Company (including the receipt of $15.0 million by Consumers in connection with an agreement to manage the renovation of the Houston facility). The Company is named as a party to the case for procedural purposes but no recovery is sought from the Company. The Company has been advised by the other defendants that they will vigorously defend the action and that they believe they have meritorious defenses.

         On February 16, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, in the United States District Court for the Southern District of New York. Owens alleged violations of the Technical Assistance and License Agreement ("TALA") and its resulting termination. Owens sought various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and (2) damages for breaches of the TALA.

         On November 6, 2000, the Company and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant the Company and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, the Company and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the settlement (including mutual releases) and the limited license agreement is being negotiated. Under the settlement, the Company, Consumers and GGC will pay an aggregate of $5.0 million to Owens. The Company estimated its allocation of this settlement to be $2.9 million, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1.2 million, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings.

         In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company's current understanding of the relevant facts and law.

         The Company is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Old Anchor was named as a potentially responsible party (a "PRP") under CERCLA with respect to a number of other sites. The Company has assumed responsibility with respect to four such sites. While the Company may be jointly and severally liable for costs related to these sites, it is only one of a number of PRP's who are also jointly and severally liable. With respect to those four sites for which the Company has assumed responsibility, the Company estimates that its share of the aggregate cleanup costs of such sites should not exceed $3.0 million, and that the likely range after taking into consideration the contributions anticipated from other PRP's could be significantly less. However, no assurance can be given that the cleanup costs of such sites will not exceed $3.0 million or that the Company will have these funds available. The Company has established reserves for environmental costs which it believes are adequate to address the anticipated costs of remediation of these operating and closed facilities and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were brought to a vote of security holders in 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's equity securities consist of one class of common stock and Series A and Series B Preferred Stock (collectively, the "Securities"). Prior to February 5, 2000, the common stock consisted of three classes: Classes A, B and C. Thereafter, the distinction among the classes automatically terminated and all holders of Common Stock have identical voting and other rights.

         There is no established public trading market for any of the Securities and trading is very limited. The Series A Preferred Stock and the Common Stock (collectively, the "Quoted Securities") are traded on the NASD's OTC Electronic Bulletin Board, an automated quotation system under the symbols AGCCP and AGCC, respectively. There can be no assurance of the liquidity of any markets that may develop for the Quoted Securities, of the ability of the holders of the Quoted Securities to sell such Securities, or of the price at which holders of the Quoted Securities would be able to sell such securities. The high and low prices quoted on the OTC Electronic Bulletin Board for the two years ended December 31, 2000 follow:


                                                          1999                      2000
                                                 -----------------------     --------------------
                                                    High         Low            High        Low
                                                 -----------  ----------     ---------  ---------
         Series A Preferred Stock
              1st Quarter                           $22.00       $18.00       $10.00      $7.00
              2nd Quarter                            18.00        12.50         7.00       3.00
              3rd Quarter                            14.50        13.00         3.00       2.00
              4th Quarter                            14.50        10.00         2.00       1.01

         Common Stock
              1st Quarter                            $0.25        $0.25        $0.20      $0.20
              2nd Quarter                             0.25         0.25         0.20       0.20
              3rd Quarter                             0.20         0.20         0.20       0.20
              4th Quarter                             0.75         0.20         0.20       0.06

         Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Series B Preferred Stock is not listed or quoted on any securities exchange or automated system and the Company has no plans for listing that security.

         As of February 28, 2001, there were 2,035 registered holders of 2,239,320 shares of Series A Preferred Stock, which are convertible into 9,330,500 shares of common stock; one registered holder (Consumers U.S.) of 4,229,234 shares (including issuable shares) of Series B Preferred Stock, which are convertible into 19,223,791 shares of common stock and 1,599 registered holders of the Common Stock. See Item 12. Principal Stockholders. As of February 28, 2001, 3,090,869 shares of Common Stock are issuable upon the exercise of currently exercisable warrants, which require no payment to convert. These warrants are held by two institutional investors and certain creditors of Old Anchor.

         The Company has never paid dividends on its Common Stock and currently has no plans to do so in the future. The holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company out of legally available funds, cumulative dividends, payable quarterly in cash, at an annual rate of 10% of the liquidation value thereof. The holders of the Series B Preferred Stock were entitled to receive cumulative dividends payable quarterly in kind at an annual rate of 8% of the liquidation value thereof through December 31, 1999. After that date, dividends are payable quarterly in cash at an annual rate of 8% of the liquidation value thereof. For a discussion regarding limitations on the Company's ability to pay dividends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  SELECTED FINANCIAL DATA.

                       SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth certain historical financial information of the Company. The selected financial data for the three years ended December 31, 2000 have been derived from the Company's audited financial statements included elsewhere in the Form 10-K and the period from February 5, 1997 to December 31, 1997 have been derived from the Company's audited financial statements. The following information should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                  YEARS ENDED DECEMBER 31,                       PERIOD FROM
                                                      -------------------------------------------------      FEBRUARY 5, 1997 TO
                                                        2000                 1999               1998         DECEMBER 31, 1997(1)
                                                      ---------           ---------           ---------      --------------------
                                                                    (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net sales                                             $ 629,548           $ 628,728           $ 643,318           $ 569,441
Cost of products sold                                   600,161             582,975             594,256             523,709
Litigation settlement (2)                                 2,900                  --                  --                  --
Allocable portion of software write-off (3)                  --               9,600                  --                  --
Restructuring charges                                        --                  --               4,400                  --
Selling and administrative expenses                      33,222              28,465              30,246              25,120
                                                      ---------           ---------           ---------           ---------
  Income (loss) from operations                          (6,735)              7,688              14,416              20,612
  Other income (expense), net                             5,504               2,080               2,384              (2,602)
  Interest expense                                      (29,750)            (27,279)            (26,570)            (18,281)
                                                      ---------           ---------           ---------           ---------
Loss before extraordinary items                         (30,981)            (17,511)             (9,770)               (271)
  Extraordinary items (4)                                (1,285)                 --                  --             (11,200)
                                                      ---------           ---------           ---------           ---------
Net loss                                              $ (32,266)          $ (17,511)          $  (9,770)          $ (11,471)
                                                      =========           =========           =========           =========
Preferred stock dividends                             $ (14,057)          $ (13,650)          $ (13,037)          $ (11,302)
                                                      =========           =========           =========           =========
Loss before extraordinary item applicable to
  common stock                                        $ (45,038)          $ (31,161)          $ (22,807)          $ (11,573)
                                                      =========           =========           =========           =========
Loss applicable to common stock                       $ (46,323)          $ (31,161)          $ (22,807)          $ (22,773)
                                                      =========           =========           =========           =========
Basic net loss per share applicable to
  common stock before extraordinary item              $   (8.58)          $   (5.93)          $   (5.12)          $   (3.62)
                                                      =========           =========           =========           =========
Basic net loss per share applicable to
  common stock                                        $   (8.82)          $   (5.93)          $   (5.12)          $   (7.11)
                                                      =========           =========           =========           =========

BALANCE SHEET DATA (at end of period):
Accounts receivable                                   $  55,818           $  53,556           $  86,846           $  56,940
Inventories                                             125,521             106,977             104,329             120,123
Total assets                                            620,807             613,037             640,962             614,730
Total debt                                              269,279             253,132             253,922             163,793
Total stockholders' equity (deficit)                     (4,626)             46,187              67,938              73,074

OTHER FINANCIAL DATA:
Depreciation and amortization                         $  57,259           $  54,054           $  53,881           $  51,132
Capital expenditures                                     39,805              53,963              42,288              41,634


---------

1)       The Anchor Acquisition was consummated on February 5, 1997.
2) Represents Anchor's share of a litigation settlement. See Item 3. Legal Proceedings.
3) Represents Anchor's allocable portion of the write-off of costs relating to a software system (SAP) that has been replaced by a corporate-wide system (JDEdwards).
4) Extraordinary items in the period from February 5, 1997 to December 31, 1997 and in the year ended December 31, 2000, resulted from the write-off of financing costs related to debt extinguished.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS

         2000 COMPARED TO 1999

         There are several factors affecting the results of operations for the year ended December 31, 2000, which occurred in the fourth quarter. The cost of natural gas rose significantly in 2000, negatively impacting fourth quarter operations by approximately $5.5 million. Due to the high natural gas costs being incurred in December 2000, the Company extended the length of its year-end shutdown period to curtail the use of natural gas, resulting in additional unabsorbed expenses of approximately $5.4 million. In addition, the Company recorded a provision of $3.2 million for the net realizable value of inventories related to the cost of natural gas. A decrease in sales volume impacted earnings by approximately $2.0 million. Additional employee salary and benefit costs added approximately $3.0 million to the loss. The Company recorded a write down for a non-temporary decline in market value of 1,842,000 shares of Consumers common stock, of approximately $1.2 million to reflect the investment at fair value, held pending government approval for contribution into the Company's defined benefit plan. As a result of the refinancing of the Company's revolving credit facility, deferred financing fees of $1.3 million were written off in the fourth quarter of 2000.

         Net Sales. Net sales for the year ended 2000 were $629.5 million compared to $628.7 million for the year ended 1999. An increase of 0.2%, on marginally higher unit shipments reflect a slight change in mix towards lower priced product lines.

         Cost of Products Sold. The Company's cost of products sold for the year ended December 31, 2000 was $600.1 million (or 95.3% of net sales), while the cost of products sold for the comparable period of 1999 was $583.0 million (or 92.7% of net sales). The Company experienced significant increases in the cost of natural gas as well as increases in the cost of corrugated packaging material as compared to the same periods of the preceding year. Prices for each million BTUs of natural gas ranged from $2.35 in early 2000 to nearly $10.00 in December 2000. These high prices in December contributed to the Company's decision to reduce manufacturing production in December 2000, resulting in approximately $5.4 million of unabsorbed overhead costs, negatively impacting results of operations for the fourth quarter. The escalating prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $15.0 million compared to the prior year. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $6.0 million was recovered through this program in 2000, which is included in net sales. Through the first nine months of 2000, the cost of products sold percentage remained relatively level with the percentages for 1999. This reflected the benefits of the cost savings strategies that the Company began to implement in prior years, offset by increases in other manufacturing costs.

         Litigation Settlement. On November 6, 2000, the Company and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant the Company and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, the Company and its affiliates, including Consumers, will receive a paid-up license for that technology. Under the settlement, the Company, Consumers and GGC will pay an aggregate of $5.0 million to Owens. The Company estimated its allocation of this settlement expense to be $2.9 million, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1.2 million, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings.

         Selling and Administrative Expenses. Selling and administrative expenses for the year ended December 31, 2000 were $33.2 million (or 5.3% of net sales) while expenses for the year ended 1999 were approximately $28.4 million (or 4.5% of net sales). This increase in selling and administrative expenses, in total dollars and as a percentage of net sales, reflects increased legal and professional fees as a result of the legal proceedings discussed in Part I -
Item 3 and higher overall employee related costs.

         Other Income, net. Other income, net increased to $5.5 million in the current year from $2.1 million in 1999. Other income for 2000 includes the gain on sale of approximately $6.1 million, of the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, offset by the write down on 1,842,000 shares of Consumers common stock that were held pending government approval for contribution into the Company's defined benefit pension plan. Currently, the Company does not anticipate contributing these shares in the near term and recorded a write down, as of December 31, 2000, of approximately $1.2 million to reflect the investment at fair value. Other income for the year ended 1999 primarily included the gain on sale of assets.

         Interest Expense. Interest expense for 2000 was approximately $29.8 million compared to $27.3 million in 1999, an increase of 9.1%. Interest expense has increased due to higher interest rates and interest associated with a new capital lease entered into in December 1999, offset by slightly lower average outstanding borrowings under the Replacement Credit Facility during 2000, as compared to 1999. Interest expense includes net interest income of $1.1 million associated with related party receivables and payables.

         Extraordinary Loss. In October 2000, Anchor recorded an extraordinary loss of approximately $1.3 million for the write off of unamortized deferred financing fees related to the refinancing of its revolving credit facility. See Liquidity and Capital Resources.

         Net Loss. The Company had a net loss in the year ended 2000 of approximately $32.3 million compared to a net loss in 1999 of approximately $17.6 million.

         1999 COMPARED TO 1998

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

         Allocable Portion of Software Write-off. This write-off represents Anchor's allocable portion of the write-off of costs relating to a software system (SAP) that has been replaced by a corporate-wide system (JDEdwards). Consumers implemented the SAP based software system with the intention that all affiliated companies would adopt that system and share ratably in the initial design, reengineering and implementation originated by Consumers. The SAP based system has proven to be a complicated system requiring extensive and expensive maintenance. Management of the affiliated companies continues to desire to have one operating system and has transitioned to a JDEdwards based system. As authorized by the Intercompany Agreement, Consumers has allocated $9.6 million to Anchor representing Anchor's pro rata share of the original implementation costs based upon number of plants, number of workstations and sales. The foregoing allocation is the subject of litigation. See Item 3. Legal Proceedings.

         Selling and Administrative Expenses. Selling and administrative expenses for the year ended December 31, 1999 were $28.4 million (or 4.5% of net sales) while expenses for the year ended 1998 were approximately $30.2 million (or 4.7% of net sales). This decrease in selling and administrative expenses principally reflects increased allocations of overhead expenses to affiliated companies resulting from the integration of corporate functions, lower employee benefit costs and lower management fees payable to G&G. This decrease is partially offset by costs associated with Year 2000 upgrades incurred in the first half of 1999.

         Interest Expense. Interest expense for 1999 was approximately $28.9 million compared to $27.1 million in 1998, an increase of 6.5%. On March 16, 1998, the Company completed an offering of its Senior Notes issued under an Indenture dated as of March 16, 1998, among the Company, Consumers U.S. and The Bank of New York, as Trustee. Annual interest expense on the Senior Notes approximates $4.9 million. Additionally, interest expense has increased based upon higher average outstanding borrowings under the Original Credit Facility during 1999, as compared to 1998.

         Net Loss. The Company had a net loss in the year ended December 31, 1999 of approximately $17.6 million, including the write-off of allocable software costs of $9.6 million, compared to a net loss in 1998, of approximately $9.8 million, including the restructuring charge of $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         In 2000, operating activities provided $10.0 million in cash as compared to $53.1 million in the same period of 1999. This decrease in cash provided reflects the decline in earnings and changes in working capital items. Accounts receivable at December 31, 2000 increased approximately $1.7 million as compared with the December 1999 year end. Inventory levels increased approximately $22.7 million in 2000. Cash outlays for natural gas purchases in 2000 increased approximately $15.0 million over 1999 levels. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $6.0 million was recovered through this program in 2000.

         Cash consumed in investing activities for the years ended December 31, 2000 and 1999 were $23.7 million and $51.1 million, respectively. Capital expenditures in 2000 were $39.8 million compared to $44.7 million in 1999. In 2000, the Company applied cash that had been deposited into escrow, as provided for under the terms of the indentures, to fund capital expenditures. These escrowed funds resulted from the proceeds of asset sales in the fourth quarter of 1999 and the first and fourth quarters of 2000.

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110.0 million revolving credit facility. In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent, to provide a $100.0 million senior secured revolving credit facility. The Replacement Credit Facility enables the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100.0 million. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         At February 28, 2001, advances outstanding under the Replacement Credit Facility were $74.2 million, borrowing availability was $8.8 million and total outstanding letters of credit on this facility were $10.6 million. Net cash of $12.9 million was provided in financing activities in 2000, principally reflecting borrowings under the Replacement Credit Facility.

         The Company's obligations under the Replacement Credit Facility are secured by a first priority lien on all of the Company's inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock. In addition, the Company's obligations under the Loan and Security Agreement are guaranteed by Consumers U.S., the holder of the outstanding Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock.

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

         On February 2, 2001, Consumers, the majority owner of Anchor, announced a suspension of interest payments on its senior notes maturing in 2007 and its senior secured notes maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. Further, on March 22, 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer. Mr. Ballantyne will report to a committee of the Consumers Board of Directors comprised of independent directors. Mr. Ghaznavi stepped down as Chief Executive Officer of Consumers but remains as Chairman of Consumers and Chairman and Chief Executive Officer of Anchor. On March 31, 2001, Consumers announced the appointment of Graeme Eadie as Chief Financial Officer. Mr. Buckwalter stepped down as Chief Financial Officer of Consumers but will continue as Chief Financial Officer of Anchor. Consumers has begun discussions with its noteholders regarding a restructuring.

         Management of Anchor is unable to determine what impact this restructuring will have on Anchor, but it may be significant. If a restructuring of Consumers results in Mr. Ghaznavi owning, directly or indirectly, less than 40% of the voting stock of Consumers, this would trigger a "change in control" as defined in the Indentures. In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. If an event of default were to occur on this indebtedness, the lenders would have the right to foreclose on those common shares, which would also trigger a "change in control" as defined in the Indentures. Upon a "change of control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default that would give the noteholders the right to accelerate the debt resulting in a default under Anchor's Replacement Credit Facility. Anchor intends to approach its noteholders regarding a modification of the Indentures but does not know whether the notes could be restructured in a consensual manner with the noteholders before the occurrence of an event of default. These issues represent significant uncertainties as to the future financial position of Anchor.

         As a result of these uncertainties the Company's outside auditors have rendered a qualified opinion on the Company's financial statements. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement. The Company will seek a waiver from its lenders but there is no assurance that this will be forthcoming. In the event no waiver is received and the lenders demand repayment, an event of default is also created under the First Mortgage Note and Senior Note Indentures, causing the possibility of an acceleration as described above. Furthermore, such a demand by the lenders also creates an event of default under various equipment leases.

         G&G, Consumers and their affiliates owe Anchor approximately $20.6 million, in addition to the advance to affiliate receivable of approximately $17.3 million, while Anchor owes G&G, Consumers and their affiliates approximately $11.7 million (of which approximately $9.3 million relates to the allocation of the write off of certain software costs and is the subject of litigation. See Item 3. Legal Proceedings.) Although Anchor does not expect the restructuring to adversely affect operations at Anchor, there can be no assurance that vendors and customers who do business with both Anchor and Consumers will continue to do so. The impact on Anchor of the financial restructuring by Consumers cannot be determined at this time and may negatively impact the liquidity and capital resources of the Company.

         The Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001. To meet the expanded demand from the supply contract, the Company invested approximately $18.0 million in new equipment for its Jacksonville plant to increase production efficiency. To date, the funding for this project has been provided through the proceeds from the sale of the Houston plant (see below), certain leasing transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, in December 2000 and March 2001, the Company financed approximately $4.2 million and $7.8 million, respectively, of the expansion through sale leaseback arrangements and sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8.2 million. The Company is continuing discussions with certain co-lessors identified as part of the $30.0 million transaction for the remaining Jacksonville expansion funding.

         In March 2000, Anheuser-Busch purchased the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. Anchor received proceeds of $10.0 million from the sale. Concurrently, Consumers, for an aggregate consideration of $15.0 million, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a proposed joint venture agreement with Anheuser-Busch to own and operate the Houston facility. These transactions are the subject of litigation. See Item 3. Legal Proceedings. In December 2000, the Company entered into a contract with Anheuser-Busch to provide management assistance in the operation of the facility upon its refurbishment, scheduled for the second quarter of 2001.

         Effective April 1, 1999, the Company finalized its labor contract with approximately 90% of its hourly personnel. As a result, the Company experienced an increase in hourly labor costs and pension expense in 1999 and 2000 and will incur increased costs in subsequent years.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17.3 million toward that end. This amount was funded by G&G through a loan from the Company of approximately $17.3 million in September 1998. The funds were obtained through a borrowing under the Original Credit Facility. The loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date of the promissory note beyond January 1999. See Item 3. Legal Proceedings. The transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance. A hearing is scheduled for June 2001. In connection with the pledge of the note to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $457,000 and $391,000 is due for the quarters ended December 31, 2000 and March 31, 2001, respectively. Various rights, including the right to enforce the obligations under the Replacement Note were assigned to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note.

         The Indentures contain certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions and limits, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures, asset sales and transactions with affiliates.

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

         The Company expects significant expenditures in 2001, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Replacement Credit Facility, capital expenditures of approximately $40.0 million and payment of the $2.9 million litigation settlement as discussed in Part I - Item 3. Legal Proceedings. In addition, the Company anticipates purchases of natural gas at significantly higher prices during 2001 and estimates that its cash outlays for purchases of natural gas, based on current natural gas prices, will increase by approximately $19.0 million over 2000 levels. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         The Company's results of operations were significantly impacted by the cost of natural gas in 2000. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

         The Company's principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility, proceeds from the sale/leaseback transactions noted above and proceeds from sales of discontinued manufacturing facilities. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales volumes from its supply agreements with major customers. Unexpected cash needs resulting from an unusual increase in energy or other costs could force the Company to take additional measures, such as reduction in capital asset spending, price increases, production curtailments and consideration of other cost reduction measures.

         Management believes that the cash flows discussed above will provide adequate funds for the Company's working capital needs and capital expenditures through December 31, 2001. However, cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed above, additional measures may be required, including sales of assets and consideration of other strategic alternatives.

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on inflationary cost increases to its customers for several years, although it did realize some price relief in 2000, primarily due to the abnormally high energy costs experienced during the year.

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters, however the Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     NEW ACCOUNTING STANDARDS

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 --Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, ("SFAS 133"). SFAS 133, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has implemented SFAS 133 effective January 1, 2001 and has determined that the impact of this pronouncement is currently not material. However, accounting for SFAS 133 could increase volatility in earnings and other comprehensive income in future periods.

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

         - the Company's debt levels and ability to obtain financing and service debt,

         - competitive pressures and trends in the glass container industry,

         -        prevailing interest rates,

         -        legal proceedings and regulatory matters, and

         -        general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the restructuring of Consumers; the ability of management to implement its business strategy in view of the Company's limited operating history; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the Company's focus on the beer industry and its dependence on certain key customers; the fluctuation in the price of natural gas; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Replacement Credit Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. The Company's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                         Page No.
                                                                                         --------

               Index to Financial Statements of Anchor                                      F-1

                   Report of Independent Certified Public Accountants                       F-2

                   Statements of Operations and Other Comprehensive Income
                     Three years ended December 31, 2000, 1999 and 1998                     F-3

                   Balance Sheets
                     December 31, 2000 and 1999                                             F-4

                   Statements of Cash Flows
                     Three years ended December 31, 2000, 1999 and 1998                     F-6

                   Statements of Stockholders' Equity (Deficit)
                     Three years ended December 31, 2000, 1999 and 1998                     F-8

                   Notes to Financial Statements                                           F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Directors and Executive Officers. The following table sets forth certain information regarding each of the Company's directors and executive officers.


  NAME                           AGE    POSITION
  John J. Ghaznavi              65      Chairman, Chief Executive Officer and Class Three Director
  Richard M. Deneau             54      President and Chief Operating Officer and Class Three Director
  Dale A. Buckwalter            43      Senior Vice President and Chief Financial Officer
  Roger L. Erb                  58      Senior Vice President-Operations and Class Two Director
  David T. Gutowski             53      Senior Vice President-Administration and Class Two Director
  C. Kent May                   61      Senior Vice President, General Counsel, Secretary and Class One Director
  Gordon S. Love                51      Senior Vice President-Sales and Marketing
  Lawrence M. Murray            58      Senior Vice President-Finance
  Ahmad Ghaznavi                30      Vice President, Hiram Walker Sales and Class Two Director
  Joel A. Asen                  50      Director (no class designation, appointed by holders of Series A
                                          Preferred Stock)
  Andrew M. Boas                45      Director (no class designation, appointed by holders of Series A
                                          Preferred Stock)
  Patrick T. Connelly           48      Class Two Director
  Paul J. Coughlin III          36      Director (no class designation, appointed by holders of Series A
                                          Preferred Stock)
  Eugene I. Davis               46      Director (no class designation appointed by holders of Series A Preferred
                                          Stock)
  Paul H. Farrar                66      Class Three Director
  Steven J. Friesen             55      Class Three Director
  Jonathan K. Hergert           57      Class Three Director
  M. William Lightner, Jr.      66      Class Two Director
  Christopher M. Mackey         41      Class One Director
  Irwin Nathanson               79      Director (no class designation, appointed by holders of Series A
                                          Preferred Stock)
  Robert C. Ruocco              42      Class One Director
  David Jack                    62      Vice President, Treasurer
  Mark J. Karrenbauer           45      Vice President, Human Resources
  Eugene K. Pool                65      Vice President, Associate General Counsel and Assistant Secretary

         Executive Officers' Terms of Office. Each officer serves at the discretion of the Board or until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until such officer's successor is chosen and qualified.

         John J. Ghaznavi became Chairman of the Board and Chief Executive Officer of the Company in January 1997. He has been Chairman and Chief Executive Officer and a director of Glenshaw and G&G since 1988 and 1987, respectively. He has been Chairman and Chief Executive Officer and a director of Consumers since 1993. Mr. Ghaznavi stepped down as Chief Executive Officer of Consumers in March 2001. Mr. J. Ghaznavi is currently a member of the Board of Directors of the Glass Packaging Institute. Mr. J. Ghaznavi is the father of Mr. A. Ghaznavi.

         Richard M. Deneau assumed his duties as President and Chief Operating Officer of the Company in July 1997 and as a director in June 1998. From January 1996 until June 1997, Mr. Deneau was Senior Vice President and Chief Operating Officer of Ball-Foster. From October 1992 to January 1996, he was

Senior Vice President in charge of domestic beverage can operations of American National Can Company. Prior to October 1992, Mr. Deneau was Senior Vice President of Sales at American National Can Company's Foster-Forbes division, the predecessor of Ball-Foster ("Foster-Forbes").

         Dale A. Buckwalter joined the Company in August 2000 as Senior Vice President and Chief Financial Officer. Prior to joining Anchor, he served as Chief Financial Officer and was a principal of Anthony Crane Rental, L.P. Mr. Buckwalter served as Chief Financial Officer of Consumers from August 2000 through March 2001.

         Roger L. Erb became Senior Vice President-Operations of the Company in October 1997 and a director in March 2000. From September 1995 until June 1997, Mr. Erb was Senior Vice President of Technical Services at Ball-Foster. Prior thereto, he was employed at Foster-Forbes, serving as Senior Vice President of Technical Services from June 1994 to September 1995, Senior Vice President of Operations from January 1993 to June 1994, and Vice President of Technical Services prior to 1993.

         David T. Gutowski joined the Company in January 1997 as a director and as a Vice President and became Vice President-Administration in March 1997 and Senior Vice President-Administration in June 1997. He served as Vice President, Finance and Chief Financial Officer of Consumers from December 1999 to September 2000. He has been a director of Consumers since 1993. Mr. Gutowski served as Treasurer of G&G since 1988.

         C. Kent May became a director of the Company in January 1997 and became Vice President, General Counsel and Secretary of the Company in March 1997. He became Senior Vice President in June 1997. Mr. May has served as a director of Consumers since 1993 and he was appointed General Counsel of Consumers in March 1997 and Secretary in 1999. Mr. May has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1964, and served as the managing partner of such firm from 1991 to 1996. He is currently a director of Universal Compression Holdings, Inc.

         Gordon S. Love became Senior Vice President-Sales and Marketing of the Company in July 1997. From October 1996 until June 1997, Mr. Love was Vice President of Sales for Beer and Liquor at Ball-Foster. From September 1995 until October 1996, he was Senior Vice President of Beverage Sales at Ball-Foster. Prior thereto, he was employed at Foster-Forbes, serving as Senior Vice President of Sales and Marketing from July 1993 to September 1995, Vice President of Sales from October 1992 to July 1993, and Beer Product Manager prior to October 1992.

         Lawrence M. Murray joined the Company in June 2000 as Senior Vice President - Finance. From 1998 to June 2000, Mr. Murray served as President of a private company in the restaurant business. From 1992 to 1998, he served as Vice President and Chief Financial Officer of DeVlieg-Bullard, Inc.

         Ahmad Ghaznavi joined the Company in 1997 as Manager of Special Projects. From 1998 through 1999, he was Director of Sales Administration and became Vice President of Sales Administration in February 2000 and a director in March 2000. Since August 2000, he has been Vice President - Hiram Walker Sales. Mr. A. Ghaznavi is the son of Mr. J. Ghaznavi.

         Joel A. Asen became a director of the Company in April 2001. Since 1993, Mr. Asen is the President of Asen Advisory. He is also on the board of directors for Resolution Performance Products, Inc.

         Andrew M. Boas became a director of the Company in April 2001. Since 1982, Mr. Boas has served as Co-President of Carl Marks & Co. Inc. He also serves as a member of the board of directors for Thousand Trails, Inc., Sport & Health Company L.C. and Seneca Foods Corporation.

         Patrick T. Connelly became a director of the Company in March 2000. Mr. Connelly has been Chief Financial Officer of Ghaznavi Investments, Inc. since 1995 and Chief Financial Officer of G&G since 1998.

         Paul J. Coughlin III became a director of the Company in April 2001. Mr. Coughlin is currently a co-partner and founder of CoMac Partners L.P. Mr. Coughlin currently serves on the board of directors of Southern Mineral Corp., Aluma Enterprises Inc. and Washington Aluminum Corp.

         Eugene I. Davis became a director of the Company in April 2001. Mr. Davis is currently Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C. He also serves on the board of directors of CD Warehouse, Inc., Elder-Beerman Stores, Inc., Eagle Geophysical, Inc., COHO Energy, Inc. and Murdock Communications Corporation.

         Paul H. Farrar became a director of the Company in February 1997 and has served as a director of Consumers since 1994. Mr. Farrar was Chairman and a director of Canadian Airlines Corporation until his resignation from that position in mid 2000. He remains Chairman of Adelaide Capital Corporation, an investment company, a position he has held since 1994. He served as Senior Vice President of Canadian Imperial Bank of Commerce, a Canadian chartered bank from 1986 to December 1993. He currently serves as a director of Aluma Enterprises Inc.

         Steven J. Friesen became a director of the Company in June 1998. Mr. Friesen has been Vice Chairman of G&G since September 1997. For the two years prior to joining G&G he was an independent consultant and managed his own investments. Prior thereto he was Chief Executive Officer of Foster-Forbes.

         Jonathan K. Hergert became a director of the Company in March 2000. Mr. Hergert has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1977.

         M. William Lightner, Jr. retired from the Company in September 2000 but remains a director. He joined Anchor in January 1997 as a director and Vice President, Treasurer and Chief Financial Officer. He became Vice President-Finance in March 1997 and Senior Vice President-Finance in June 1997. In January 1999, he became Senior Vice President and Chief Financial Officer. From July 1994 until 1999, Mr. Lightner was Vice President of Finance and Chief Financial Officer of Consumers. From 1989 to 1992, Mr. Lightner served as Chairman of MICA Resources, a privately held aluminum processor and brokerage company. Mr. Lightner was a partner with Arthur Andersen & Co. from 1969 to 1989.He is currently a director of Azco Mining Inc.

         Christopher M. Mackey became a director of the Company in June 1998. Mr. Mackey has been President and Co-Chairman of the Board of Directors of CMS Advisors, Inc., an investment company, since 1992.

         Irwin Nathanson became a director of the Company in April 2001. Mr. Nathanson was formerly the President of Trans World Products, Inc. from 1975 through 1996 and director of Troy Mills, Inc. He is currently a retired investor. Mr. Nathanson is a limited partner of Pequod Investments, L.P..

         Robert C. Ruocco became a director of the Company in November 1998. Since 1993, Mr. Ruocco has served as general partner for Carl Marks Management Company, L.P., an investment advisor for private investment partnerships and managed accounts. He also serves as a member of the board of directors of Sport & Health Company, L.C. and Tejon Ranch Company.

         David Jack joined the Company in December 1998 and served as Vice-President, Treasurer until April 2001. He has served as Vice-President, Accounting and Treasurer of Consumers since March 1997. Mr. Jack served as Secretary-Treasurer of Consumers from 1983 to March 1997. Mr. Jack resumed his role of Treasurer of Consumers in April 2001.

         Mark J. Karrenbauer joined Old Anchor in 1994 as Vice President, Human Resources.

         Eugene K. Pool joined Old Anchor in June 1988 as Senior Counsel. Mr. Pool was appointed Assistant Secretary of Old Anchor in 1988, Associate General Counsel of Old Anchor in 1991 and Vice President-Associate General Counsel of Old Anchor in 1995. In February 1997, Mr. Pool became

Assistant Secretary of the Company and in March 1997, he became Vice President and Associate General Counsel of the Company.

         William J. Shaw resigned as a director of the Company in March 2001. He had been a director of the Company since June 1998. Myron M. Sheinfeld resigned as a director in April 2001. He had been director of the Company since November 1998.

         Certain officers and directors of the Company were named as defendants in the stockholder derivative litigation. See Item 3. Legal Proceedings.

BOARD OF DIRECTORS OF THE COMPANY

         Since February 5, 2000, the Board of Directors (each a "Director") is divided into three classes, as nearly equal in number as possible. The term of Directors of the first, second and third class will expire at the first, second and third annual meeting after their election, respectively. At each annual meeting, the number of Directors constituting the class whose term has expired at the time of such meeting will be elected to hold office until the third succeeding annual meeting. Pursuant to the Bylaws of the Company (the "Bylaws"), Directors may be removed only with cause by the affirmative vote of the holders of 75% of the outstanding shares of the Common Stock.

         The foregoing provisions of the Restated Charter and the Bylaws are subject to the rights, if any, of any series of preferred stock of the Company to elect additional Directors under circumstances specified in the Restated Certificate of Incorporation relating to such preferred stock.

         Pursuant to the certificate of designation of the Series A Preferred Stock, as amended, and upon the failure of the Company to pay dividends on the Series A Preferred Stock for twelve quarters, the number of Directors on the Board automatically increased by five and the holders of the Series A Preferred Stock exercised their right to elect the five directors to fill the newly created directorships. On April 5, 2001, Messrs. Asen, Boas, Coughlin, Davis and Nathanson were elected to the Board. The five new Directors will serve until such time as the accrued and unpaid Series A Preferred Stock dividends are paid.

         On March 8, 2000, pursuant to the By-laws, the number of Directors on the Board was increased from 11 to 15. The Board approved the election of Messrs. Connelly, Erb, A. Ghaznavi and Hergert to fill the newly created vacancies.

         On March 8, 2000, Consumers U.S. and its affiliates, the owners of 66.1% of the outstanding common stock of the Company, agreed to vote their shares in favor of the Class One Directors to extend their terms at the next election of directors. See Item 1. Business - Recent Developments.

         The Company maintains director and officer liability insurance on behalf of its directors and officers through a policy covering G&G and certain affiliates. The policy for that insurance currently expires on April 27, 2001. Efforts have been undertaken to obtain an extension of that policy or to obtain a new policy. There is no assurance that these efforts will be successful. The Company's failure to maintain director and officer liability insurance could have a material adverse effect on its ability to retain its directors and officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that during the fiscal year, no director, officer, or beneficial owner of more than ten percent of any class of registered equity securities of the Company failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act, during the most recent fiscal year, except that Messrs. Buckwalter and Murray, who do not beneficially own any of such equity securities, filed their initial reports on Form 3 late.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         Included in the table below, is compensation awarded to, earned by or paid, during the three years ended December 31, 2000, to the Company's Chief Executive Officer and the five most highly compensated executive officers who were serving as officers at the end of 2000 and one officer that would have been included other than for retiring from the Company prior to year end.

                                                                                                   All Other
                                                                                                  Compensation
                                                               Annual Compensation                 (3) (4) (5)
                                                       ------------------------------------------------------
                                                                                    Other (1)
                                                                                     Annual
        Name and Principal Position        Year        Salary          Bonus      Compensation
        ---------------------------        ----        ------          -----      ------------

John J. Ghaznavi                          2000        $     --        $     --        $72,094        $    --
   Chairman, Chief Executive              1999              --              --             --             --
   Officer (6)                            1998              --              --             --             --

Richard M. Deneau                         2000        $350,040        $     --        $92,413        $ 8,500
   President, Chief Operating             1999         350,040              --             --          7,200
   Officer                                1998         350,040         115,012             --         26,970

Roger L. Erb                              2000        $242,580        $     --        $92,413        $ 8,500
   Senior Vice President-                 1999         219,245              --             --         20,701
   Operations                             1998         200,040          80,012             --         15,283

David T. Gutowski                         2000        $200,040        $     --        $58,983        $ 8,500
   Senior Vice President-                 1999         200,040              --             --          7,200
   Administration                         1998         200,040          60,012             --          7,200

Gordon S. Love                            2000        $200,040        $     --        $42,267        $ 8,500
   Senior Vice President-                 1999         200,040              --             --          7,200
   Sales and Marketing                    1998         200,040          60,012             --         26,644

C. Kent May                               2000        $200,040        $     --        $33,911        $    --
  Senior Vice President-General           1999         200,040              --             --             --
  Counsel and Secretary                   1998         200,040          60,012             --             --

M. William Lightner (7)                   2000        $150,030        $     --        $58,983        $ 4,962
  Former Senior Vice President-           1999         200,040              --             --         42,360
  Finance, Chief Financial Officer        1998         200,040          60,012             --         73,883



(1) Information provided in the column labeled "Other Annual Compensation" for 2000 includes (i) compensation associated with the 1999 Officer Stock Purchase Plan for : Mr. Deneau - $66,861, Mr. Erb - $66,861, Mr. Gutowski - $33,431, Mr. Love - $16,715, Mr. May - $8,359 and Mr.
         Lightner - $33,431 and (ii) compensation associated with the 2000 Executive Stock Purchase Plan for : Mr. Deneau - $25,552, Mr. Erb - $25,552, Mr. Gutowski - $25,552, Mr. Love - $25,552, Mr. May - $25,552
         and Mr. Lightner - $25,552.

(2) All options indicated as having been granted are options to purchase common shares of Consumers. A portion of the options granted are allocable to the executives' services as executive officers of Consumers.

(3) Information provided in the column labeled "All Other Compensation" for 2000 represents the Company's contributions under the Company's 401(K) plan for: Mr. Deneau - $8,500, Mr. Erb - $8,500, Mr. Gutowski - $8,500, Mr. Love - $8,500 and Mr. Lightner - $4,962.

(4) Information provided in the column labeled "All Other Compensation" for 1999 includes moving expenses paid by the Company for: Mr. Erb - $13,837 and includes the Company's contributions under the Company's 401(K) plan for: Mr. Deneau - $7,200, Mr. Erb - $6,864, Mr. Gutowski - $7,200 and Mr. Love - $7,200.

(5) Information provided in the column labeled "All Other Compensation" for 1998 includes moving expenses paid by the Company for: Mr. Deneau - $19,770, Mr. Erb - $8,083 and Mr. Love - $19,444 and includes the Company's contributions under the Company's 401(K) plan for: Mr. Deneau
         - $7,200, Mr. Erb - $7,200, Mr. Gutowski - $7,200 and Mr. Love -
         $7,200.

(6) Mr. J. Ghaznavi received no compensation from Anchor, other than as noted below. Anchor is a party to a Management Agreement with G&G whereby G&G provides specified managerial services for Anchor and is entitled to receive an annual management fee of up to $3.0 million. Per this agreement, the Company accrued $1.5 million in 2000 and 1999 and $3.0 million in 1998. Compensation associated with the 1999 Officer Stock Purchase Plan for 2000 was $72,094.

(7)      Mr. Lightner retired from Anchor as of September 30, 2000.

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

DIRECTOR AND EMPLOYEE INCENTIVE STOCK OPTION PLAN OF CONSUMERS

         The Director and Employee Incentive Stock Option Plan, 1996, as amended, of Consumers, permits Consumers to grant options to purchase common shares of Consumers to directors and employees of Consumers and any subsidiary or affiliate, including Anchor. Options may be granted by Consumers to purchase an aggregate of 3,300,000 common shares of Consumers. Options granted by Consumers to salaried employees of Anchor and the original exercise price follow:

              Year              Options Granted       Original Exercise Price
              ----              ---------------       -----------------------

              2000                  144,500                    $5.00 (Cdn.)
              1999                  123,000                    $8.00 (Cdn.)
              1998                   51,000                    $9.75 (Cdn.)
              1997                1,066,500           $9.65 to $13.50(Cdn.)

         Granted options have a term of ten years and vest one third each year over a three-year period. At the Annual Shareholders Meeting of Consumers in June 1999, the Director and Employee Incentive Stock Option Plan was amended whereby the exercise price of certain outstanding stock options issued under the plan for which the current exercise price exceeded $8.00 (Canadian dollars), other than for those options owned by Mr. John J. Ghaznavi and his associates, were reduced to an exercise price of $8.00 (Canadian dollars).

STOCK PURCHASE PLANS

         Under the 2000 Executive Stock Purchase Plan, executives of Anchor participated in the purchase of common shares of Consumers. Anchor made loans to plan participants to finance the purchase of an aggregate of 332,998 shares. The loans had a term of ten years, were secured by a pledge of the shares purchased with the loan proceeds and required that a percentage of future management incentive awards be applied against outstanding loan balances. The plan terminated on December 28, 2000. The Board approved bonus compensation repaying aggregate indebtedness of $476,000.

         Under the 1999 Officer Stock Purchase Plan, certain officers of Anchor participated in the purchase of shares of Consumers common stock. Anchor made loans to plan participants to finance the purchase of an aggregate of 183,250 shares. The loans had a term of ten years and were secured by a pledge of the shares purchased with the loan proceeds. On June 30, 2000, management authorized bonus compensation repaying aggregate indebtedness of approximately $280,000.

The Director and Employee Incentive Stock Option Plan, 1996, as amended, of Consumers, the 2000 Executive Stock Purchase Plan and the 1999 Officer Stock Purchase Plan were approved by the Board of Directors of Consumers. The Anchor Board of Directors did not participate in the approval of these plans.

OPTION GRANTS

         There were no grants of stock options made during the fiscal year ended December 31, 2000 to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table summarizes details of all exercises of stock options during the fiscal year ended December 31, 2000 by each of the officers named below and the fiscal year end value of unexercised options.

                                                                                     VALUE OF UNEXERCISED
                                                                 NUMBER OF           IN-THE-MONEY OPTIONS
                                                            UNEXERCISED OPTIONS            AT FISCAL
                         SHARES                             AT FISCAL YEAR-END           YEAR-END (2)
                       ACQUIRED ON    AGGREGATED VALUE         EXERCISABLE/              EXERCISABLE/
NAME                    EXERCISE          REALIZED           UNEXERCISABLE(1)           UNEXERCISABLE
----                   -----------    ----------------      -------------------      --------------------
John J. Ghaznavi           --                --                 1,588,126/--                   --/--
Richard M. Deneau          --                --                126,667/23,333                  --/--
Roger L. Erb               --                --                 86,667/23,333                  --/--
David T. Gutowski          --                --                  130,000/--                    --/--
Gordon S. Love             --                --                   45,000/--                    --/--
C. Kent May                --                --                  100,000/--                    --/--

(1)      Options for common shares of Consumers.

(2) Value of unexercised options calculated using the closing price for common shares of Consumers on The Toronto Stock Exchange on December 31, 2000, less the exercise price.

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company are entitled to receive an annual director's fee of $15,000. In addition, fees of $750 are paid to non-employee directors for each director's meeting and committee meeting attended unless more than one meeting is held on the same day, in which case the fee for attending each subsequent meeting is $500.

EMPLOYMENT CONTRACTS

         The Company does not, as a general rule, enter into employment agreements with its executive officers and/or other key employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The compensation committee is comprised of Messrs. J. Ghaznavi and Deneau. Mr. Ghaznavi is also a member of Consumers' compensation committee. Certain members of Consumers' board of directors also serve as executive officers and/or directors of Anchor, including Messrs. J. Ghaznavi, Farrar, Gutowski and May.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS OF COMPANY

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of February 28, 2001 by
(i) each person who is known by the Company to beneficially own 5% or more of such Common Stock, (ii) each Director of the Company, (iii) the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table and (iv) all current Directors and executive officers of the Company as a group. Prior to February 5, 2000, the common stock consisted of three classes: Classes A, B and C. Until February 5, 2000, the Company's Class C Common Stock was non-voting. Thereafter, all classes of common stock of the Company have been consolidated on a one to one share basis into one class of Common Stock. Upon such consolidation, all holders of the Common Stock have the same voting and other rights. The number of shares in the table is rounded to the nearest whole share and the percentages are rounded to the nearest tenth of a percent.

         Unless otherwise indicated in the footnotes to the table, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of the Company. All primary share amounts and percentages reflect beneficial ownership determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into Common Stock at the option of the holder currently or within 60 days of February 28, 2001 and that no other stockholder so converts. All fully diluted share amounts and percentages reflect beneficial ownership of Common Stock determined on a fully diluted basis. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be, as of February 28, 2001.

                                                     AMOUNT OF BENEFICIAL
                                                          OWNERSHIP               PERCENT OF CLASS
                                                 ---------------------------     -------------------
                                                                Primary and                  Fully
NAME                                              Actual       Fully Diluted     Primary     Diluted
----                                              ------       -------------     -------     -------
DIRECTORS AND EXECUTIVE OFFICERS:
John J. Ghaznavi(1)                                    --                --          --          --
Richard M. Deneau(2)                                   --                --          --          --
Joel A. Asen                                           --                --          --          --
Andrew M. Boas(3)                                  83,873         1,310,977        38.7         3.9
Patrick T. Connelly (4)                                --                --          --          --
Paul J. Coughlin III(5)                           405,601         2,266,123        56.4         6.7
Eugene I. Davis                                        --                --          --          --
Roger L. Erb(6)                                        --                --          --          --
Paul H. Farrar(7)                                      --                --          --          --
Steven J. Friesen(8)                                   --                --          --          --
Ahmad Ghaznavi(9)                                      --                --          --          --
David T. Gutowski(10)                                  --                --          --          --
Jonathan K. Hergert                                    --                --          --          --
M. William Lightner(11)                                --                --          --          --
Gordon S. Love(12)                                     --                --          --          --
Christopher M. Mackey(13)                         405,659         2,267,073        56.4         6.7
C. Kent May(14)                                        --                --          --          --
Irwin Nathanson                                        --                --          --          --
Robert C. Ruocco(15)                               84,013         1,313,205        38.8         3.9
All Directors and executive officers as a
group (24 persons) (16)                           489,672         3,580,278        68.2        10.6
GREATER THAN FIVE PERCENT STOCKHOLDERS:
Anchor Glass Container Corporation Service
Retirement Plan(17)                                    --         1,500,000        41.0         4.4
Salomon Smith Barney, as escrow agent for
certain creditors of Old Anchor(18)                58,030           322,851        13.3         1.0
Consumers U.S., Inc.(19)                          902,615        20,126,406        94.1        59.5
G&G Investments, Inc.(20)                         525,000           525,000        24.3         1.6

-----------------------
(1) Through G&G, Ghaznavi Canada, Inc. and other affiliates, Mr. J. Ghaznavi beneficially owns 23,621,745 common shares of Consumers, including 1,588,126 shares issuable upon the exercise of currently exercisable options. Mr. Ghaznavi is the controlling shareholder of G&G and Consumers U.S. G&G is also deemed to beneficially own shares of the common stock owned by Consumers U.S. See footnote (17).

(2) Mr. Deneau beneficially owns 191,769 common shares of Consumers, including 126,667 shares issuable upon the exercise of currently exercisable options.

(3) Includes 1,075,642 shares issuable upon conversion of 258,154 shares of Series A Preferred Stock and 151,462 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Boas has beneficial ownership of 83,873 shares of Common Stock, 258,154 shares of Series A Preferred Stock and warrants to acquire 151,462 shares through Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P. Mr. Boas may be deemed to share voting (as applicable) and investment power with respect to such shares. Pursuant to Rule 13d-4 under the Securities Act, Mr. Boas disclaims beneficial ownership of such shares. The address for this stockholder is c/o Carl Marks Management Co., 135 East 57th Street, New York, New York 10022.

(4)      Mr. Connelly beneficially owns 10,500 common shares of Consumers.

(5) Includes 1,858,946 shares issuable upon conversion of 446,147 shares of Series A Preferred Stock Stock and 1,576 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Coughlin has beneficial ownership of 405,601 shares of Common Stock and 446,147 shares of Series A Preferred Stock Stock and 1,576 shares issuable upon the exercise of certain currently exercisable warrants through CoMac Partners, L.P., Co Mac International N.V., Co Mac Opportunities Fund, L.P. and CoMac Endowment Fund, L. P. Mr. Coughlin may be deemed to share voting (as applicable) and investment power with respect to such shares. Pursuant to Rule 13d-4 under the Securities Act, Mr. Coughlin disclaims beneficial ownership of such shares. The address for this stockholder is 1 Greenwich Office Park, 3rd Floor, Greenwich, Connecticut 06831.

(6) Mr. Erb beneficially owns 150,179 common shares of Consumers, including 86,667 shares issuable upon the exercise of currently exercisable options.

(7) Mr. Farrar beneficially owns 30,000 common shares of Consumers, including 25,000 shares issuable upon the exercise of currently exercisable options.

(8) Mr. Friesen beneficially owns 166,192 common shares of Consumers, including 90,000 shares issuable upon the exercise of currently exercisable options.

(9) Mr. A. Ghaznavi beneficially owns 16,192 common shares of Consumers, including 5,000 shares issuable upon the exercise of currently exercisable options.

(10) Mr. Gutowski beneficially owns 178,652 common shares of Consumers, including 130,000 shares issuable upon the exercise of currently exercisable options.

(11) Mr. Lightner beneficially owns 176,152 common shares of Consumers, including 135,000 shares issuable upon the exercise of currently exercisable options, but not including 1,500 shares owned by Mr. Lightner's spouse with respect to which Mr. Lightner disclaims beneficial ownership.

(12) Mr. Love beneficially owns 69,432 common shares of Consumers including 45,000 shares issuable upon the exercise of currently exercisable options.

(13) Includes 1,859,725 shares issuable upon conversion of 446,334 shares of Series A Preferred Stock and 1,689 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Mackey has beneficial ownership of 405,601 shares of Common Stock, 446,147 shares of Series A Preferred Stock and warrants to acquire 1,576 shares through CoMac Partners, L.P., Co Mac International N.V., Co Mac Opportunities Fund, L.P. and CoMac Endowment Fund, L. P. Mr. Mackey may be deemed to share voting (as applicable) and investment power with respect to such shares. Mr. Mackey is an executive officer, director and shareholder of CoMac Advisors, Inc., which is the sole general partner of CoMac Associates, L.P., CoMac Opportunities Fund, L.P. and CoMac Endowment Fund, L. P. CoMac Associates, L.P. is the sole general partner of CoMac Partners, L.P. Mr. Mackey is a member of the supervisory board of directors of CoMac International N.V. and is an executive officer, director and shareholder of CMS Advisors Inc., the investment advisor to CoMac International N.V. Pursuant to Rule 13d-4 under the Securities Act, Mr. Mackey disclaims beneficial ownership of such shares. The address for this stockholder is 1 Greenwich Office Park, 3rd Floor, Greenwich, Connecticut 06831.

(14) Mr. May beneficially owns 125,332 common shares of Consumers, including 100,000 shares issuable upon the exercise of currently exercisable options.

(15) Includes 1,077,471 shares issuable upon conversion of 258,593 shares of Series A Preferred Stock and 151,721 shares issuable upon the exercise of certain currently exercisable warrants. Mr. Ruocco has beneficial ownership of 83,873 shares of Common Stock, 258,154 shares of Series A Preferred Stock and warrants to acquire 151,462 shares through Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P. Mr.

         Ruocco beneficially owns 1,086,200 common shares of Consumers through Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P. Mr. Ruocco may be deemed to share voting (as applicable) and investment power with respect to such shares. Pursuant to Rule 13d-4 under the Securities Act, Mr. Ruocco disclaims beneficial ownership of such shares. The address for this stockholder is c/o Carl Marks Management Co., 135 East 57th Street, New York, New York 10022.

(16)     Represents the shares of Common Stock discussed in footnotes (3) and
         (5).

(17) All 1,500,000 shares of this stockholder's beneficially owned shares of Common Stock are issuable upon conversion of 360,000 shares of Series A Preferred Stock. This stockholder's shares of Series A Preferred Stock are held in trust by the Chase Manhattan Bank, as trustee of such benefit plan and the current address for this stockholder is c/o PNC Advisors, Two PNC Plaza, 620 Liberty Avenue, Pittsburgh, PA 15222. However, an "investment manager", as that term is defined in Section 3(38) of ERISA, has been appointed to control the shares contributed to the plans and has exclusive control over this stockholder's shares of Series A Preferred Stock and any shares of Common Stock into which such shares of Series A Preferred Stock may be converted.

(18) Includes 264,821 shares issuable upon conversion of 63,557 shares of Series A Preferred Stock. The 58,030 shares of Common Stock and the 63,557 shares of Series A Preferred Stock are held by Salomon Smith Barney, as escrow agent, pursuant to an escrow agreement between Old Anchor and Smith Barney. Such shares are to be distributed to the creditors of Old Anchor pursuant to the reorganization plan of Old Anchor as approved by the United States Bankruptcy Court of the District of Delaware. Under the terms of such escrow agreement, Smith Barney may not exercise any voting rights with respect to the Common Stock held in escrow except as expressly instructed in an order of such Bankruptcy Court. The address of Salomon Smith Barney is 388 Greenwich Street, 19th Floor, New York, New York 10013.

(19) Includes 19,223,791 shares issuable upon conversion of 4,229,234 shares of Series B Preferred Stock (including 869,234 shares of Series B Preferred Stock, accrued as of December 31, 1999 as a payment-in-kind dividends). On a fully diluted basis, Consumers U.S. owns approximately 59.5% of the Common Stock of the Company. All of the shares of Common Stock and Series B Preferred Stock currently owned or subsequently acquired by Consumers U.S. are pledged to secure the Consumers U.S. guarantee of the Company's obligations under the First Mortgage Notes and the related Indenture. Upon the closing of the First Mortgage Notes offering, the Company issued to Consumers U.S. 702,615 shares of Common Stock (or 2.5% of the Common Stock outstanding on such date on a fully diluted basis). The address for Consumers U.S. is 3140 William Flinn Highway, Allison Park, Pennsylvania 15101.

(20) The address for G&G is 3140 William Flinn Highway, Allison Park, Pennsylvania 15101.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is part of a group of glass manufacturing companies (the "Affiliated Glass Manufacturers") with Consumers and GGC, each of which is controlled by Mr. J. Ghaznavi through G&G. The Company currently engages in a variety of transactions with Consumers and GGC as a part of its strategy to achieve synergies among the companies. These transactions include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of Anchor's mold and repair shops and the possible consolidation of certain functions such as sales, engineering and management information services.

         The Company has entered into a Restated Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers U.S., Consumers International Inc., GGC, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies which establishes standards for certain intercompany transactions. There is a disagreement among the directors as to the propriety of the replacement of the original intercompany agreement with the Restated Intercompany Agreement. Pursuant to the Intercompany Agreement, the Company may, from time to time, fill orders for customers of Affiliated Glass Manufacturers and Affiliated Glass Manufacturers may, from time to time, fill orders for customers of the Company. Through 2000, in such case, where the customer was not a common customer, the manufacturing company paid a market commission, up to 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an Affiliated Glass Manufacturer or to an Affiliated Glass Manufacturer by the Company, the transfer is treated as though the transferee had filled the orders for the transferred customer. The commission program ceased in 2001 and was replaced with a cost sharing arrangement.

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

         Transactions carried out in accordance with the Intercompany Agreement do not require approval of the board of directors or fairness opinions. Any amendment to the Intercompany Agreement is subject to the indenture requirement that it be in writing, on terms no less favorable to the Company than could have been obtained in a comparable arm's-length transaction between the Company and third parties and is subject to the approval of the Board of Directors ("Affiliate Transaction Provisions"). The Original Credit Facility, the Replacement Credit Facility and the indentures for the First Mortgage Notes and the Senior Notes require that transactions between the Company and an affiliate be in writing on no less favorable terms to the Company than would be obtainable in a comparable arm's-length transaction between the Company and a person that is not an affiliate. In addition, transactions exceeding certain threshold values require the approval of the Company's board of directors, including the approval of a majority of the Company's independent directors, or an independent fairness opinion.

         Certain affiliates of the Company are engaged in businesses other than the manufacture of glass containers, such as manufacturing or rehabilitating manufacturing equipment, automobile and truck leasing, shipping and real estate management. Transactions between the Company and these affiliates are subject to the Affiliate Transaction provisions of the Indentures.

         The Company is party to the Management Agreement with G&G. Pursuant to the Management Agreement, G&G is to provide specified managerial services for the Company. For these services, G&G is entitled to receive an annual management fee of up to $3.0 million and to reimbursement of its out-of-pocket costs plus an administrative charge not to exceed 10% of those costs. The Replacement Credit Facility and the indentures limit management fee payments by the Company under the Management Agreement to $1.5 million per year unless the Company meets certain financial tests. Payment of fees in excess of $1.5 million are made based upon calculations of restricted payments under the indentures. In 2000 and 1999, these certain tests were not met and the fees due under the Management Agreement were limited to $1.5 million. Depending on the facts and circumstances at the time, amounts not paid, may be payable, when not prohibited under the Indentures or other senior indebtedness.

         During the years 1997, 1998, 1999 and 2000, the Company participated in bulk purchases of supplies for the Company and certain of its affiliates, including Consumers, with vendors that were unrelated to the Company and Consumers. The bulk purchases were negotiated by a sister company to G&G. The sister company received rebates from these unrelated vendors. The rebates attributable to purchases by the Company totaled $711,413 over the four-year period. When this practice became known, the Company took steps to ensure that the practice was discontinued.

         During the year 1997, the Company participated in bulk purchases of soda ash for the Company and certain of its affiliates, including Consumers, with vendors that were unrelated to the Company and Consumers. The bulk purchases were negotiated by a subsidiary of G&G. The subsidiary received rebates from the unrelated vendors. The rebates attributable to purchases by the Company totaled $546,927. This practice was discontinued at the end of 1997.

         A special committee of the Board has been appointed to review these transactions.

         The Company receives an allocation of aircraft charges from an affiliate of G&G. The amount allocated in 2000 was $797,000.

         In March 2000, Anheuser-Busch purchased the Company's previously closed Houston, Texas glass container manufacturing facility and certain operating rights. See Item 1. Business - Recent Developments.

         In September 1997, Hillsboro, a glass container manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers have been purchased by Consumers and Anchor. This transaction is the subject of litigation. See Item 3. Legal Proceedings.

         The Company, and certain of its affiliates, from time to time have engaged the law firm of Eckert Seamans Cherin and Mellott, LLC , to represent them on a variety of matters. C. Kent May, an executive officer and director of the Company and Jonathan K. Hergert, a director of the Company, are members of such law firm.

INDEBTEDNESS OF MANAGEMENT

         There is no indebtedness of management outstanding at February 28, 2001 or December 31, 2000.

         Indebtedness to the Company, of all directors and officers of Anchor, entered into in connection with certain securities purchase programs of Consumers common stock, aggregated $476,000 during 2000. Indebtedness, in excess of $60,000, of directors and executive officers of Anchor under this program consisted of $72,094, which was the largest amount outstanding during 2000, from Mr. J. Ghaznavi. This indebtedness under the 1999 Officer Stock Purchase Plan, forgiven in 2000, was secured by 47,130 shares of Consumers common stock. See
Item 11. Executive Compensation - Stock Purchase Plans.

         In addition, as described under Item 7. Liquidity and Capital Resources, G&G funded an advance on the purchase of a controlling interest in a European glass manufacturer through a loan from the Company of approximately $17.3 million. Mr. J. Ghaznavi controls G&G. See Item 3. Legal Proceedings.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements, Schedules and Exhibits

         1. Financial Statements. The Financial Statements of Anchor Glass Container Corporation and the Report of Independent Certified Public Accountants are included beginning at page F-1 of this Form 10-K. See the index included on page 21.

         2. Financial Statement Schedules. The following Financial Statement Schedule is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements of Anchor Glass Container Corporation.


                                                                     SCHEDULE II

                       ANCHOR GLASS CONTAINER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
               THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


Column A                                Column B        Column C       Column D      Column E      Column F
--------                                --------        --------       --------      --------      --------
                                                                Additions
                                                        -----------------------

                                         Balance at     Charged to     Charged                     Balance at
                                        beginning of     costs and     to other                       end
Description                                period        expenses      accounts     Deductions     Of period
-----------                                ------        --------      --------     ----------     ---------
Year ended December 31, 2000
  Allowance for doubtful accounts           $1,100        $ 285         $   --        $  285(A)      $1,100
  Plant closing reserves                        --           --             --            --             --

Year ended December 31, 1999
  Allowance for doubtful accounts           $1,288        $ 125         $   --        $  313(A)      $1,100
  Plant closing reserves                       300           --             --           300             --

Year ended December 31, 1998
  Allowance for doubtful accounts           $2,025        $(525)        $   --        $  212(A)      $1,288
  Plant closing reserves                     5,000           --             --         4,700            300

-------------------
(A)      Accounts written off

      3.       Exhibits

EXHIBIT
NUMBER                                   ITEM
------                                   ----

2.1            Asset Purchase Agreement dated as of December 18, 1996 among               (A)
               Anchor Glass Container Corporation, now known as Anchor
               Resolution Corp. ("Old Anchor"), Consumers Packaging Inc. and
               Owens-Brockway Glass Container Inc.

2.2            Amendment to Asset Purchase Agreement (the "Asset Purchase                 (A)
               Agreement") dated as of February 5, 1997 by and among Old
               Anchor, Consumers Packaging Inc. and Owens-Brockway Glass
               Container Inc.

2.3            Order of United States Bankruptcy Court for the District of                (A)
               Delaware approving (i) the Asset Purchase Agreement and (ii)
               the assumption and assignment of certain related executory contracts

2.4            Order of United States Bankruptcy Court for the District of                (A)
               Delaware approving the Amendment to the Asset Purchase
               Agreement

2.5            Memorandum of Understanding dated February 5, 1997 among Old               (A)
               Anchor, Consumers Packaging Inc. and the Company

2.6            Stipulation and Order of United States Bankruptcy Court for the            (D)
               District of Delaware relating to the Settlement

3.1            Amended and Restated Certificate of Incorporation of the Company           (A)

3.2            Bylaws of the Company                                                      (A)

3.5            Certificate of Designation of Series A 10% Cumulative Convertible          (A)
               Preferred Stock

3.6            Certificate of Designation of Series B 8% Cumulative Convertible           (A)
               Preferred Stock

3.7            Amendment to Certificate of Designation for Series A 10%
               Cumulative Convertible Preferred Stock                                     (D)

3.8            Amendment to Certificate of Designation for Series B 8%                    (D)
               Cumulative Convertible Preferred Stock

3.9            Certificate of Amendment of Certificate of Incorporation of the            (D)
               Company

4.1            Indenture dated as of April 17, 1997 among the Company, Consumers          (A)
               U.S. and The Bank of New York, as trustee

4.2            Form of Initial Notes (included in Exhibit 4.1)                            (A)

4.3            Form of Exchange Notes (included in Exhibit 4.1)                           (A)

4.4            Security Agreement dated as of April 17, 1997 among the Company,           (A)
               Bankers Trust Company, as Collateral Agent under the
               Revolving Credit Agreement

4.5            Assignment of Security Agreement dated as of April 17, 1997 among          (A)
               the Company, Bankers Trust Company, as assignor, and The Bank of New York, as assignee and as trustee under the Indenture

4.6            Pledge Agreement dated as of April 17, 1997 among Consumers U.S.           (A)
               and The Bank of New York, as trustee under the Indenture

4.7            Intercreditor Agreement dated as of February 5, 1997 among The             (A)
               Bank of New York, as Note Agent, and BT Commercial
               Corporation, as Credit and Shared Collateral Agent

4.8            Amendment No. 1 to the Intercreditor Agreement, dated as of April          (A)
               17, 1997 among The Bank of New York as Note Agent, and BT
               Commercial Corporation, as Credit and Shared Collateral Agent

4.9            Registration Rights Agreement dated as of April 17, 1997 among             (A)
               the Company, Consumers U.S., BT Securities Corporation and TD
               Securities (USA) Inc.

4.10           Indenture dated as of March 16, 1998 among the Company, Consumers          (B)
               U.S. and The Bank of New York, as trustee

4.11           Form of Initial Notes (included in Exhibit 4.10)                           (B)

4.12           Form of Exchange Notes (included in Exhibit 4.10)                          (B)

4.13           Registration Rights Agreement dated as of March 16, 1998 among             (B)
               the Company, TD Securities and BT Alex. Brown

EXHIBIT
NUMBER                                   ITEM
------                                   ----
4.14           Amendment No. 2 to Intercreditor Agreement, dated as of October            (L)
               16, 2000 by and between The Bank of New York and Bank of America,
               National Association.

10.1           Credit Agreement (the "Credit Agreement") dated as of February 5,          (A)
               1997 among the Company, Bankers Trust Company, as Issuing Bank,
               BT Commercial Corporation, as Agent and Co-Syndication Agent, PNC
               Bank, National Association, as Co-Syndication Agent and Issuing
               Bank, and the various financial institutions party thereto

10.2           First Amendment to the Credit Agreement dated as of March 11,              (A)
               1997 among the Company, Bankers Trust Company, BT Commercial
               Corporation, and PNC Bank, National Association

10.3           Second Amendment to the Credit Agreement dated as of April 9,              (A)
               1997 among the Company, Bankers Trust Company, BT Commercial
               Corporation, and PNC Bank, National Association

10.4           Third Amendment and Waiver to the Credit Agreement dated as of             (A)
               May 23, 1997 among the Company, Bankers Trust Company, BT
               Commercial Corporation, and PNC Bank, National Association, and
               the various financial institutions party to the Credit Agreement

10.5           Fourth Amendment to the Credit Agreement dated as of September             (A)
               15, 1997 among the Company, Bankers Trust Company, BT Commercial
               Corporation, and PNC Bank, National Association and the various financial institutions part to the Credit Agreement

10.6           Assignment of Security Interest in U.S. Trademarks and Patents             (A)
               dated February 5, 1997 by the Company to BT Commercial
               Corporation, as Collateral Agent under the Credit Agreement

10.7           Assignment of Security Interest in U.S. Copyrights dated February          (A)
               5, 1997 by the Company to BT Commercial Corporation, as
               Collateral Agent under the Credit Agreement

10.8           Guaranty dated February 5, 1997, by Consumers U.S. in favor of BT          (A)
               Commercial Corporation and the other financial institutions party to the Credit Agreement Plan

10.9           Termination Agreement dated February 3, 1997 by and between                (A)
               Consumers Packaging Inc., the Company and the Pension Benefit
               Guaranty Corporation

10.10          Release Agreement among Old Anchor, the Company, the Official              (A)
               Committee of Unsecured Creditors of Anchor Glass Container
               Corporation ("Old Anchor") and Vitro, Sociedad Anonima

10.11          Agreement (the "Vitro Agreement") dated as of December 18, 1996            (A)
               between Old Anchor and Consumers Packaging Inc.

10.12          First Amendment to the Vitro Agreement dated as of February 4,             (A)
               1997 among Vitro, Sociedad Anonima, Consumers Packaging Inc., on behalf of itself, and Consumers Packaging, Inc. on behalf of the
               Company

10.13          Waiver Agreement dated as of February 5, 1997 by and between Old           (A)
               Anchor and Consumers Packaging Inc.

10.14          Assignment and Assumption Agreement dated as of February 5, 1997           (A)
               by and between Consumers Packaging, Inc.

10.15          Assignment and Assumption Agreement dated as of February 5, 1997           (A)
               by and between Consumers Packaging Inc. and the Company relating to certain employee Benefit plans

10.16          Assignment and Assumption Agreement dated as of February 5, 1997           (A)
               between Consumers Packaging Inc. and the Company relating to certain commitment letters

10.17          Bill of Sale, Assignment and Assumption Agreement dated as of              (A)
               February 5, 1997 by and between Old Anchor and the Company

10.18          Assignment of Patent Property and Design Property from Old Anchor          (A)
               to the Company

10.19          Trademark Assignment from Old Anchor to the Company                        (A)

EXHIBIT
NUMBER                                   ITEM
------                                   ----

10.20          Foreign Trademark Assignment from Old Anchor to the Company                (A)

10.21          Copyright Assignment from Old Anchor to the Company                        (A)

10.22          Agreement dated as of February 5, 1997 between the Travelers               (A)
               Indemnity Company and its Affiliates, including The Aetna
               Casualty and Surety Company and their Predecessors, and the
               Company

10.23          Allocation Agreement dated as of February 5, 1997 between                  (A)
               Consumers Packaging Inc. and Owens-Brockway Glass Container Inc.

10.24          Supply Agreement dated as of February 5, 1997 by and between the           (A)
               Company and Owens-Brockway Glass Container Inc.

10.25          Transition Agreement dated as of February 5, 1997 between                  (A)
               Consumers Packaging Inc., the Company and Owens-Brockway Glass
               Container Inc.

10.26+         Technical Assistance and License Agreement executed December 18,           (A)
               1996 by Owens-Brockway Glass Container Inc. and Consumers
               Packaging Inc.

10.27          Assurance Agreement (the "Assurance Agreement") dated as of                (A)
               February 5, 1997 among Owens-Brockway Glass Container, Inc.,
               Consumers Packaging, Inc., the Company, BT Commercial
               Corporation, Bankers Trust Company and The Bank of New York

10.28          Letter agreement relating to Assurance Agreement dated April 17,           (A)
               1997 addressed to Owens-Brockway Glass Container Inc. and signed by Bankers Trust Company and The Bank of New York

10.29          Intercompany Agreement dated as of April 17, 1997 among G&G                (A)
               Investments, Inc., Glenshaw Glass Company, Inc., Hillsboro Glass
               Company, I.M.T.E.C. Enterprises, Inc., Consumers Packaging Inc.,
               Consumers International Inc., Consumers U.S., the Company, BT
               Securities Corporation and The Bank of New York, as trustee under the Indenture

10.30          Management Agreement dated as of February 5, 1997 by and between           (A)
               the Company and G&G Investments, Inc.

10.31          Anchor Glass Container Corporation/Key Executive Employee                  (A)
               Retention Plan

10.32          Lease Agreement - Anchor Place at Fountain Square (the "Lease              (A)
               Agreement") dated March 31, 1988, by and between Old Anchor and
               Fountain Associates I Ltd. Relating to the Company's headquarters in Tampa, Florida

10.33          First Amendment to Lease Agreement effective as of June 16, 1992,          (A)
               by and between Fountain Associates I Ltd. And Old Anchor

10.34          Second Amendment to Lease Agreement effective as of September 30,          (A)
               1993, by and between Fountain Associates I Ltd. and Old Anchor

10.35          Third Amendment to Lease Agreement effective as of February 22,            (A)
               1995, by and between Fountain Associates I Ltd. and Old Anchor

10.36          Agreement dated as of March 31, 1996 by and between Fountain               (A)
               Associates I Ltd. Citicorp Leasing, Inc. and Old Anchor

10.37          Amended and Restated Agreement effective as of September 12,               (A)
               1996, by and between Fountain Associates I Ltd., Citicorp Leasing
               Inc. and Old Anchor

10.38          Sixth Amendment to Lease and Second Amendment to Option Agreement          (A)
               dated as of February 5, 1997, by and between Fountain Associates
               I Ltd., Citicorp Leasing, Inc. and Old Anchor

10.39          Building Option Agreement dated March 31, 1988, by and between             (A)
               Fountain Associates I, Ltd. and Old Anchor

10.40          First Amendment to Building Option Agreement effective as of June          (A)
               16, 1992, by and between Fountain Associates I. Ltd. and Old
               Anchor

10.41+         Supply Agreement effective as of June 17, 1996 between The Stroh           (A)
               Brewery Company and the Company

10.42          Supply Agreement between Bacardi International Limited and the             (A)
               Company (Withdrawn upon the request of the registrant, the
               Commission consenting thereto)

EXHIBIT
NUMBER                                   ITEM
------                                   ----
10.43          Warrant Agreement dated as of February 5, 1997 between the                 (A)
               Company and Bankers Trust Company

10.44          Form of Warrant issued pursuant to the Warrant Agreement                   (A)

10.45          Rebate Agreement dated as of January 1, 1996 between Bacardi               (A)
               International Limited and the Company (Withdrawn upon the request of the registrant, the Commission consenting thereto)

10.46          Fifth Amendment to the Credit Agreement dated as of January 16,            (B)
               1998 among the Company, Bankers Trust Company, BT Commercial
               Corporation, and PNC Bank, National Association and the various financial institutions party to the Credit Agreement

10.47          Sixth Amendment to the Credit Agreement dated as of March 11,              (B)
               1998 among the Company, Bankers Trust Company, BT Commercial
               Corporation, and PNC Bank, National Association and the various financial institutions party to the Credit Agreement

10.48          Seventh Amendment to the Credit Agreement dated as of April 1,             (C)
               1998 among the Company, Bankers Trust Company, BT Commercial
               Corporation, and PNC Bank, National Association and the various financial institutions party to the Credit Agreement

10.49          First Amendment to Intercompany Agreement dated as of April 6,             (D)
               1998 among G&G Investments, Inc., Glenshaw Glass Company, Inc.,
               Hillsboro Glass Company, I.M.T.E.C. Enterprises, Inc., Consumers
               Packaging Inc., Consumers International Inc., Consumers U.S.
               Inc., The Company, BT Securities Corporation and The Bank of New
               York, as trustee under the indentures.

10.50+         Eleventh Amendment and Waiver dated as of September 8, 1998, to            (E)
               the Credit Agreement dated as of February 7, 1997, among the
               Company, the financial institutions party to the Credit
               Agreement, Bankers Trust Company, BT Commercial Corporation and
               PNC Bank, National Association (Amendments numbered eighth, ninth and tenth do not exist).

10.51          Second Amendment to Intercompany Agreement dated as of September           (E)
               8, 1998 among G&G Investments, Inc., Glenshaw Glass Company,
               Inc., Hillsboro Glass Company, I.M.T.E.C. Enterprises, Inc.,
               Consumers Packaging Inc., Consumers International Inc., Consumers
               U.S., Inc., the Company, BT Commercial Corporation and PNC Bank.

10.52          Twelfth Amendment and Waiver dated as of January 6, 1999, to the           (F)
               Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers
               Trust Company, BT Commercial Corporation and PNC Bank, National
               Association

10.53          Thirteenth Amendment and Waiver dated as of March 29, 1999, to             (G)
               the Credit Agreement dated as of February 7, 1997, among the
               Company, the financial institutions party to the Credit
               Agreement, Bankers Trust Company, BT Commercial Corporation and
               PNC Bank, National Association.

10.54          Fourteenth Amendment and Waiver dated as of May 15, 1999, to the           (G)
               Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers
               Trust Company, BT Commercial Corporation and PNC Bank, National
               Association.

10.55          Fifteenth Amendment and Waiver dated as of July 2, 1999, to the            (G)
               Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers
               Trust Company, BT Commercial Corporation and PNC Bank, National
               Association.

10.56+         Southeast Glass Bottle Supply Agreement between Anheuser-Busch,            (G)
               Incorporated and Anchor Glass Container Corporation.

EXHIBIT
NUMBER                                   ITEM
------                                   ----
10.57          Sixteenth Amendment and Waiver dated as of August 8, 1999, to the          (H)
               Credit Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers
               Trust Company, BT Commercial Corporation and PNC Bank, National
               Association.

10.58          Seventeenth Amendment and Waiver dated as of October 11, 1999, to          (H)
               the Credit Agreement dated as of February 7, 1997, among the
               Company, the financial institutions party to the Credit
               Agreement, Bankers Trust Company, BT Commercial Corporation and
               PNC Bank, National Association.

10.59          Eighteenth Amendment and Waiver dated as of February 1, 2000, to           (I)
               the Credit Agreement dated as of February 7, 1997, among the
               Company, the financial institutions party to the Credit
               Agreement, Bankers Trust Company, BT Commercial Corporation and
               PNC Bank, National Association.

10.60          Nineteenth Amendment and Waiver dated as of March 10, 2000, to             (I)
               the Credit Agreement dated as of February 7, 1997, among the
               Company, the financial institutions party to the Credit
               Agreement, Bankers Trust Company, BT Commercial Corporation and
               PNC Bank, National Association.

10.61          Preliminary Injunction Entered Upon Consent, United States                 (J)
               District Court Southern District of New York, Owens-Brockway
               Glass Container Inc., Plaintiff, against Consumers Packaging
               Inc., GGC, L.L.C., Hillsboro Glass Co., and Anchor Glass
               Container Corp., Defendants.

10.62          Twentieth Amendment dated as of April 26, 2000, to the Credit              (J)
               Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers
               Trust Company, BT Commercial Corporation and PNC Bank, National
               Association.

10.63          Twenty First Amendment dated as of May 18, 2000, to the Credit             (K)
               Agreement dated as of February 7, 1997, among the Company, the financial institutions party to the Credit Agreement, Bankers
               Trust Company, BT Commercial Corporation and PNC Bank, National
               Association.

10.64          Loan and Security Agreement dated as of October 16, 2000, among            (L)
               the Financial Institutions named therein, as the Lenders and Bank of America, National Association, as the Agent and Anchor Glass
               Container Corporation, as the Borrower.

10.65          Restated Intercompany Agreement dated as of October 16, 2000.              (L)

10.66          Consumers U.S., Inc. Guaranty and Pledge Agreement dated as of             (L)
               October 16, 2000 among Consumers U.S., Inc. and Bank of America,
               National Association, as agent.

10.67          Irrevocable Proxy and Pledge Agreement dated as of October 16,             (L)
               2000 by and between Anchor Glass Container Corporation and Bank of America, National Association, as agent.

12.1 Statement re: computation of ratio of earnings to fixed charges for the years ended December 31, 2000, 1999 and 1998 and the period from February 5, 1997 to December 31, 1997

21.1           List of subsidiaries of the Company                                        (A)

-----------------

+ Portions hereof have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 406 of Regulation C.

(A) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997.

(B) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(C) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-50663) originally filed with the Securities and Exchange Commission on April 21, 1998 and incorporated herein by reference.

(D) Previously filed as an exhibit to the Company's Registration Statement on Form 10 and incorporated herein by reference.

(E) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(F) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(G) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(H) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(I) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(J) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(K) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(L) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

         All other exhibits filed herewith.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated October 13, 2000 (filed October 24, 2000) reporting a stockholder derivative action against certain of the Company's directors, officers and certain related entities commenced by certain stockholders of the Company. See Note 14 to the Financial Statements and Part I - Item 3. Legal Proceedings.

                  Current Report on Form 8-K dated and filed November 8, 2000, filing, as an exhibit, a press release regarding the settlement of the litigation with Owens dated November 6, 2000. See Note 14 to the Financial Statements and Part I -
                  Item 3. Legal Proceedings.

                    INDEX TO FINANCIAL INFORMATION FOR ANCHOR


                                                                                         Page No.
                                                                                         --------
               Financial Statements of Anchor:

                   Report of Independent Certified Public Accountants                       F-2

                   Statements of Operations and Other Comprehensive Income
                     Three Years ended December 31, 2000, 1999 and 1998                     F-3

                   Balance Sheets-
                     December 31, 2000 and 1999                                             F-4

                   Statements of Cash Flows
                     Three Years ended December 31, 2000, 1999 and 1998                     F-6

                   Statements of Stockholders' Equity (Deficit)
                     Three Years ended December 31, 2000, 1999 and 1998                     F-8

                   Notes to Financial Statements                                           F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Anchor Glass Container Corporation:

We have audited the accompanying balance sheets of Anchor Glass Container Corporation (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations and other comprehensive loss, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anchor Glass Container Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company is currently facing significant uncertainties regarding the acceleration provisions in its financing agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Tampa, Florida
     March 21, 2001

                       ANCHOR GLASS CONTAINER CORPORATION
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Years Ended December 31,
                                                          ---------------------------------------------------
                                                              2000                1999                1998
                                                          -----------         -----------         -----------

Net sales ........................................        $   629,548         $   628,728         $   643,318

Costs and expenses:
       Cost of products sold .....................            600,161             582,975             594,256
       Litigation settlement .....................              2,900                  --                  --
       Allocable portion of software write-off ...                 --               9,600                  --
       Restructuring charges .....................                 --                  --               4,400
       Selling and administrative expenses .......             33,222              28,465              30,246
                                                          -----------         -----------         -----------

Income (loss) from operations ....................             (6,735)              7,688              14,416

Other income, net ................................              5,504               2,080               2,384

Interest expense .................................            (29,750)            (27,279)            (26,570)
                                                          -----------         -----------         -----------

Loss before extraordinary item ...................            (30,981)            (17,511)             (9,770)

Extraordinary item-
       Write-off deferred financing costs ........             (1,285)                 --                  --
                                                          -----------         -----------         -----------

Net loss .........................................            (32,266)            (17,511)             (9,770)

Preferred stock dividends ........................            (14,057)            (13,650)            (13,037)
                                                          -----------         -----------         -----------

Loss applicable to common stock ..................        $   (46,323)        $   (31,161)        $   (22,807)
                                                          ===========         ===========         ===========

Basic and diluted net loss per share applicable to
       common stock before extraordinary item ....        $     (8.58)        $     (5.93)        $     (5.12)
                                                          ===========         ===========         ===========

Basic and diluted net loss per share applicable to
       common stock ..............................        $     (8.82)        $     (5.93)        $     (5.12)
                                                          ===========         ===========         ===========

Basic weighted average number of common
       shares outstanding ........................          5,251,356           5,251,356           4,455,466
                                                          ===========         ===========         ===========

Other comprehensive loss:
       Net loss ..................................        $   (32,266)        $   (17,511)        $    (9,770)
       Other comprehensive income (loss):
           Minimum pension liability adjustment ..            (13,000)                158                 382
                                                          -----------         -----------         -----------
Comprehensive loss ...............................        $   (45,266)        $   (17,353)        $    (9,388)
                                                          ===========         ===========         ===========


See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               December 31,
                                                                       ---------------------------
Assets                                                                    2000              1999
                                                                       ---------         ---------

Current assets:
Cash and cash equivalents .....................................        $   4,532         $   5,278
Accounts receivable, less allowance for doubtful accounts
      of $1,100 and $1,100, respectively ......................           35,260            46,201
Intercompany receivables ......................................           20,558             7,355
Inventories:
      Raw materials and manufacturing supplies ................           22,408            24,415
      Finished products .......................................          103,113            82,562
Other current assets ..........................................            9,765             7,603
                                                                       ---------         ---------
          Total current assets ................................          195,636           173,414



Property, plant and equipment:
      Land ....................................................            3,819             3,819
      Buildings ...............................................           57,012            56,119
      Machinery, equipment and molds ..........................          403,456           369,042
      Cash held in escrow .....................................               --             8,258
      Less accumulated depreciation and amortization ..........         (179,079)         (129,787)
                                                                       ---------         ---------
                                                                         285,208           307,451





Assets held for sale ..........................................            8,516            12,550

Other assets ..................................................           28,016            29,545

Intangible pension asset ......................................           25,822             5,343

Advance to affiliate ..........................................           17,330            17,571

Strategic alliances with customers, net of accumulated
      amortization of $8,828 and $4,976, respectively .........           12,451            16,359

Goodwill, net of accumulated
      amortization of $11,577 and $8,601, respectively ........           47,828            50,804
                                                                       ---------         ---------

                                                                       $ 620,807         $ 613,037
                                                                       =========         =========


See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     December 31,
                                                                             ---------------------------
Liabilities and Stockholders' Equity (Deficit)                                  2000             1999
                                                                             ---------         ---------

Current liabilities:

Revolving credit facility ...........................................        $  58,957         $  40,895
Current maturities of long-term debt ................................            1,937             2,029
Accounts payable ....................................................           52,139            48,350
Intercompany payables ...............................................           11,746             9,979
Accrued expenses ....................................................           29,181            27,615
Accrued interest ....................................................            5,686             5,953
Accrued compensation and employee benefits ..........................           27,104            23,895
                                                                             ---------         ---------
      Total current liabilities .....................................          186,750           158,716



Long-term debt ......................................................          208,385           210,208
Long-term pension liabilities .......................................           65,033            29,912
Long-term post-retirement liabilities ...............................           60,107            59,464
Other long-term liabilities .........................................           28,730            37,720
                                                                             ---------         ---------
                                                                               362,255           337,304

Commitments and contingencies



Redeemable preferred stock, Series A, $.01 par value; authorized, issued and outstanding 2,239,320 shares:
     $25 liquidation and redemption value, plus accrued dividends ...           76,428            70,830
                                                                             ---------         ---------

Stockholders' equity (deficit):
Preferred stock, Series B, $.01 par value: authorized 5,000,000 shares; issued and outstanding 3,360,000 shares;
     $25 liquidation and redemption value ...........................               34                34
     Issuable preferred stock, 869,235 shares at $25 per share ......           21,731            21,731
Common stock, $.10 par value; authorized 50,000,000 shares;
     issued and outstanding 2,160,487 shares (1999-2,158,031) .......              216               216
Warrants; issued and outstanding 3,090,869 shares (1999-3,093,325) ..           15,433            15,445
Capital in excess of par value ......................................           98,403            98,340
Accumulated deficit .................................................         (127,443)          (89,579)
Additional minimum pension liability ................................          (13,000)               --
                                                                             ---------         ---------
                                                                                (4,626)           46,187
                                                                             ---------         ---------
                                                                             $ 620,807         $ 613,037
                                                                             =========         =========

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                  Years Ended December 31,
                                                                        ------------------------------------------
                                                                          2000             1999             1998
                                                                        --------         --------         --------

Cash flows from operating activities:
   Net loss ....................................................        $(32,266)        $(17,511)        $ (9,770)
   Extraordinary item ..........................................           1,285               --               --
   Adjustments to reconcile loss before extraordinary item
      to net cash provided by (used in) operating activities:
          Depreciation and amortization ........................          57,259           54,054           53,881
          Litigation settlement ................................           2,900               --               --
          Gain on sale of property, plant and equipment ........          (4,161)          (1,102)              --
          Allocable portion of software write-off ..............              --            9,600               --
          Restructuring charges ................................              --               --            4,400
          Other ................................................             879            1,423              183
   Increase (decrease) in cash resulting from changes
      in assets and liabilities ................................         (15,853)           4,574          (63,205)
                                                                        --------         --------         --------
                                                                          10,043           51,038          (14,511)

Cash flows from investing activities:
   Expenditures for property, plant and equipment ..............         (39,805)         (44,709)         (41,367)
   Proceeds from the sale of property, plant and equipment .....          12,382           10,637            2,723
   Deposit of sale proceeds into escrow account ................         (14,205)          (8,258)              --
   Withdrawal of funds from escrow account .....................          22,463               --               --
   Payments of strategic alliances with customers ..............          (1,800)          (2,000)         (10,000)
   Purchase of Stock in Parent, held for Pension Fund ..........              --           (3,000)              --
   Acquisition related contribution to pension plans ...........              --               --             (745)
   Other .......................................................          (2,757)          (1,644)          (1,481)
                                                                        --------         --------         --------
                                                                         (23,722)         (48,974)         (50,870)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt ....................              --               --           50,000
   Principal payments of long-term debt ........................          (2,058)            (984)            (540)
   Net draws (repayments) on revolving credit facility .........          18,062           (9,267)          39,694
   Sale of note receivable .....................................              --           11,200               --
   Dividends paid on Series A Preferred Stock ..................              --           (1,411)              --
   Advance to affiliate ........................................              --               --          (17,330)
   Other, primarily financing fees .............................          (3,071)            (430)          (3,397)
                                                                        --------         --------         --------
                                                                          12,933             (892)          68,427

Cash and cash equivalents:
   Increase (decrease) in cash and cash equivalents ............            (746)           1,172            3,046
   Balance, beginning of year ..................................           5,278            4,106            1,060
                                                                        --------         --------         --------
   Balance, end of year ........................................        $  4,532         $  5,278         $  4,106
                                                                        ========         ========         ========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                  Years Ended December 31,
                                                                                        -------------------------------------------
                                                                                          2000             1999             1998
                                                                                        --------         --------         --------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest ...................................................................        $ 27,657         $ 26,775         $ 23,973
                                                                                        ========         ========         ========


Increase (decrease) in cash resulting from changes in assets and liabilities:
    Accounts receivable ........................................................        $ 10,607         $ 12,013         $ (3,044)
    Accounts receivable, intercompany ..........................................         (13,203)          11,466          (27,399)
    Inventories ................................................................         (18,544)          (2,648)          15,794
    Other current assets .......................................................          (2,455)             931             (161)
    Accounts payable, accrued expenses and other
       current liabilities .....................................................          (4,683)         (19,765)         (35,031)
    Other, net .................................................................          12,425            2,577          (13,364)
                                                                                        --------         --------         --------
                                                                                        $(15,853)        $  4,574         $(63,205)
                                                                                        ========         ========         ========

Supplemental noncash activities:

Non-cash equipment financing ...................................................        $     --         $  9,254         $    930
                                                                                        ========         ========         ========
Non-cash compensation ..........................................................        $    828         $     --         $     --
                                                                                        ========         ========         ========



The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be cash equivalents.

                       ANCHOR GLASS CONTAINER CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
                              Series B               Issuable                  Capital     Accumu-       Minimum        Total
                              Preferred   Common    Preferred                 In Excess     lated        Pension    Stockholders'
                                Stock     Stock       Stock      Warrants      of Par      Deficit      Liability      Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998         $ 34    $   139    $  6,240     $ 10,518     $ 92,294     $(35,611)    $   (540)    $ 73,074

Warrants issued                    --         --                    8,750           --           --           --        8,750

Warrants exercised                 --         24                   (1,195)       1,171           --           --           --

Pay-in-kind dividends
    Payable to Consumers
    U.S. on Series B
    Preferred Stock                --         --       7,439           --           --       (7,439)          --           --

Contribution from shareholder
    related to profit on
    intercompany sales             --         --          --           --        1,100           --           --        1,100

Dividends accrued on Series
    A Preferred stock              --         --          --           --           --       (5,598)          --       (5,598)

Net loss                           --         --          --           --           --       (9,770)          --       (9,770)

Amount related to minimum
    pension liability              --         --          --           --           --           --          382          382
                                 --------------------------------------------------------------------------------------------
Balance, December 31, 1998       $ 34    $   163    $ 13,679     $ 18,073     $ 94,565     $(58,418)    $   (158)    $ 67,938
                                 --------------------------------------------------------------------------------------------

Warrants exercised                 --         53          --       (2,628)       2,575           --           --           --

Pay-in-kind dividends
    Payable to Consumers
    U.S. on Series B
    Preferred Stock                --         --       8,052           --           --       (8,052)          --           --

Contribution from shareholder
    related to profit on
    intercompany sales             --         --          --           --        1,200           --           --        1,200

Dividends accrued on Series
    A Preferred stock              --         --          --           --           --       (5,598)          --       (5,598)

Net loss                           --         --          --           --           --      (17,511)          --      (17,511)

Amount related to minimum
    pension liability              --         --          --           --           --           --          158          158
                                 --------------------------------------------------------------------------------------------
Balance, December 31, 1999       $ 34    $   216    $ 21,731     $ 15,445     $ 98,340     $(89,579)    $     --     $ 46,187
                                 ============================================================================================

                       ANCHOR GLASS CONTAINER CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                              Series B            Issuable               Capital      Accumu-       Minimum       Total
                              Preferred  Common  Preferred              In Excess      lated        Pension   Stockholders'
                                Stock    Stock     Stock     Warrants     of Par      Deficit      Liability     Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000         $34      $216    $21,731    $ 15,445     $98,340    $ (89,579)    $     --     $ 46,187

Warrants exercised                --        --         --         (12)         12           --           --           --

Contribution from shareholder
    related to profit on
    intercompany sales            --        --         --          --          51           --           --           51

Dividends accrued on Series
    A Preferred stock             --        --         --          --          --       (5,598)          --       (5,598)

Net loss                          --        --         --          --          --      (32,266)          --      (32,266)

Amount related to minimum
    pension liability             --        --         --          --          --           --      (13,000)     (13,000)
                                 ----------------------------------------------------------------------------------------
Balance, December 31, 2000       $34      $216    $21,731    $ 15,433     $98,403    $(127,443)    $(13,000)    $ (4,626)
                                 ========================================================================================

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

         The Company is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC"), each of which is controlled through G&G Investments, Inc. ("G&G"), the majority owner of Consumers. The Company currently engages in a variety of transactions with Consumers and GGC as a part of its strategy to achieve synergies among the companies. These expected transactions may include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services.

Business Segment

         The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, liquor, food, tea and beverage industries. The Company markets its products throughout the United States. The Company's international and export sales are insignificant. Sales to Anheuser-Busch Companies, Inc. ("Anheuser-Busch") represented approximately 32.7%, 29.0% and 17.1%, respectively, of total net sales for the three years ended December 31, 2000, 1999 and 1998. The loss of a significant customer, unless replaced, could have a material adverse effect on the Company's business.

Revenue Recognition

         Revenues are recognized as product is shipped to customers. The Company may invoice customers to recover certain cost increases.

Inventories

         Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and semi-finished and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs.

Property, Plant and Equipment

         Property, plant and equipment expenditures, including furnace rebuilds which extend useful lives and expenditures for glass forming machine molds are capitalized. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets, except for molds which are depreciated on a unit of production method based on units of glass produced, supplemented by a net realizable formula to cover technical obsolescence. Accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates range from 2.5% for buildings and 6.3% to 20% for machinery and equipment. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally at rates of 20% to 25%, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred.

Assets Held for Sale

         Assets held for sale consist of real estate and closed manufacturing facilities, that are carried at the lower of cost or net realizable value.

Strategic Alliances with Customers

         The Company has entered into long-term agreements with several customers. Payments made or to be made to these customers are being amortized as a component of net sales on the statement of operations over the term of the related supply contract, which range between 3 and 12 years, based upon shipments.

         On April 30, 1999, The Stroh Brewery Company ("Stroh") closed on an agreement to sell its assets to Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). Under the terms of this agreement, the Company received $5,000 in cash and a non-interest bearing note in the amount of $14,000 from Miller in satisfaction of the unamortized balance of the Stroh strategic alliance agreement. The note was sold to a third party in the second quarter of 1999. In satisfaction of a portion of the Stroh outstanding trade accounts receivable, the Company received from Pabst, a five year note in the amount of $5,000 and a 68 month note in the amount of $5,000, representing a strategic alliance with Pabst. Pabst is committed to take a specified quantity of production during the note period or repay the strategic alliance note.

Goodwill

         Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over a twenty-year period. Amortization expense for the years ended December 31, 2000, 1999 and 1998 were $2,976, $2,976 and $2,768, respectively.

Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company periodically assesses the realizability of long-lived assets. SFAS 121 did not have a material effect on the Company's results of operations or financial position for the three years ended December 31, 2000.

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

Retirement Plans

         The Company has non-contributory retirement plans, covering substantially all salaried and hourly employees. The Company's funding policy is to pay at least the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Retirement Protection Act of 1994, which requires the Company to make significant additional contributions into its underfunded defined benefit plans, under certain conditions. At December 31, 2000 and 1999, the Company recorded an additional minimum pension liability representing the excess of the underfunded liability over previously recorded accrued pension costs.

Post-retirement Benefits

         Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Post-retirement Benefits Other Than Pensions ("SFAS 106") requires accrual of post-retirement benefits (such as healthcare benefits) during the period that an employee provides service. This accounting method does not affect the Company's cash outlays for these post-retirement benefits.

Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $125,000 as of December 31, 2000. The carrying amount of other financial instruments, except for the natural gas futures discussed in Note 13, approximate their estimated fair values.

         The fair value information presented herein is based on information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

         From time to time, the Company may enter into interest rate swap agreements that effectively hedge interest rate exposure. The net cash amount paid or received on these agreements is accrued and recognized as an adjustment to interest expense.

New Accounting Standards

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 ("SFAS 133"). SFAS 133, effective for fiscal years beginning after June 15, 2000, establishing accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company has implemented SFAS 133 effective

January 1, 2001 and has determined that the impact of this pronouncement is currently not material. However, accounting for SFAS 133 could increase volatility in earnings and other comprehensive income in future periods.

Earnings per Share

         Basic income (loss) per common share is computed by dividing net income
(loss) applicable to common stock by the weighted-average number of common shares and contingently issuable shares outstanding during the period. Warrants outstanding are contingently issuable shares as they are issuable for no additional consideration and the conditions necessary for share exercise have been met. There is no effect given for the assumed conversion of preferred stock, as the conversion would be anti-dilutive.

         The computation of basic loss per share is as follows (dollars in thousands, except per share data):


                                                                             Years Ended December 31,
                                                                 ------------------------------------------------
                                                                     2000             1999               1998
-----------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share
  Loss applicable to common stock ....................           $   (46,323)      $   (31,161)      $   (22,807)
  Divided by
      Weighted average shares outstanding, plus ......             2,158,431         1,764,892         1,410,531
      Weighted average warrants outstanding ..........             3,092,925         3,486,464         3,044,935
                                                                 -----------       -----------       -----------
                                                                   5,251,356         5,251,356         4,455,466
                                                                 -----------       -----------       -----------
  Basic and diluted net loss per share applicable
      to common stock ................................           $     (8.82)      $     (5.93)      $     (5.12)
                                                                 ===========       ===========       ===========

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

NOTE 2 - SALE OF CLOSED MANUFACTURING FACILITY

         In March 2000, Anheuser-Busch purchased the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. The Company received proceeds of $10,000 from the sale. Concurrently, Consumers, for an aggregate consideration of $15,000, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a proposed joint venture agreement with Anheuser-Busch to own and operate the Houston facility. These transactions are the subject of litigation. See Note 13. In December 2000, the Company entered into a contract with Anheuser-Busch to provide management assistance in the operation of the facility upon its refurbishment. The contract becomes effective at the completion of the renovation, scheduled for the second quarter of 2001.

NOTE 3 - PURCHASE OF ASSETS

         The purchase price of the Anchor Acquisition approximated $250,000 and was comprised of: approximately $200,500 in cash, $47,000 face amount (1,879,320 shares) of mandatorily redeemable 10% cumulative convertible preferred stock ("Series A Preferred Stock") and $2,500 of common stock (490,898 shares with an estimated value of $5.00 per share) of the Company.

         In June 1998, as part of an adjustment to the purchase price for the Anchor Acquisition, the Company paid to Old Anchor an additional $1,000 in cash and issued 1,225,000 warrants to purchase additional shares of common stock, valued at approximately $6,100. In addition, the Company issued 525,000 warrants to purchase additional shares of common stock, valued at approximately $2,600, to an affiliate of Consumers U.S., Inc., ("Consumers U.S.") the Company's parent and a wholly-owned indirect subsidiary of Consumers. No payment is required upon exercise of these warrants.

         The Company obtained the cash portion of the purchase price principally from an $85,000 cash investment by Consumers in $84,000 face amount (3,360,000 shares) of redeemable 8% cumulative convertible preferred stock (the "Series B Preferred Stock") and $1,000 of common stock (200,000 shares) and a $130,000 bank loan.

         The Anchor Acquisition was accounted for by using the purchase method, with the purchase price being allocated to the assets acquired and pre-acquisition liabilities assumed based on their estimated fair value at the date of acquisition. These allocations were based on appraisals, evaluations, estimations and other studies. Certain acquisition costs and fees, including the costs of closing and consolidating certain facilities, were recorded at the date of acquisition. The excess of the purchase price over the fair value of net assets purchased of approximately $59,405 is classified as Goodwill on the accompanying balance sheet.

NOTE 4 - REVOLVING CREDIT FACILITY

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110,000 revolving credit facility (the "Original Credit Facility"). In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), to provide a $100,000 senior secured revolving credit facility (the "Replacement Credit Facility"). The Replacement Credit Facility enables the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100,000. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         As a result of the uncertainties discussed in Note 14, the Company's outside auditors have rendered a qualified opinion on the Company's financial statements. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement (as defined). The Company will seek a waiver from its lenders but there is no assurance that this will be forthcoming. In the event no waiver is received and the lenders demand repayment, an event of default is also created under the First Mortgage Note and Senior Note Indentures, causing the possibility of an acceleration as described in Note 14. Furthermore, such a demand by the lenders also creates an event of default under various equipment leases.

         Revolving credit loans bear interest at a rate based upon the prime rate or LIBOR rate, plus a variable margin, as defined. Interest is payable monthly. An unused line fee of 0.5% on the unused portion of the facility and letter of credit fees, as defined, are payable monthly. The Replacement Credit Facility expires October 16, 2003.

         The Company's obligations under the Loan and Security Agreement are secured by a first priority lien on all of the Company's inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock. In addition, the Company's obligations under the Loan and Security Agreement are guaranteed by Consumers U.S., the holder of the outstanding Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock.

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

         At December 31, 2000, advances outstanding under the Replacement Credit Facility were $58,957 and the borrowing availability was $11,260. The total outstanding letters of credit on this facility were $11,296. At December 31, 2000, the weighted average interest rate on borrowings outstanding was 9.2%. During 2000, average advances outstanding were approximately $49,669, the average interest rate was 9.3% and the highest month-end advance was $58,957.

         As a result of the refinancing of the Original Credit Facility, deferred financing fees of $1,285 were written off in the fourth quarter of 2000.

         The Original Credit Facility enabled the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $110,000. Advances outstanding at any one time could not exceed an amount equal to the borrowing base as defined in the Original Credit Facility. Revolving credit loans bore interest at a rate based upon, at the Company's option, (i) the higher of the prime rate of BTCo, 0.5% in excess of the overnight federal funds rate and 0.5% in excess of the adjusted certificate of deposit rate, as defined, each plus a defined margin, or (ii) the average of the offering rates of banks in the New York interbank Eurodollar market, plus a defined margin. Interest was payable monthly. A commitment fee of 0.5% on the unused portion of the facility and letter of credit fees, as defined, were payable quarterly.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    December 31,
                                                                              -----------------------
                                                                                 2000          1999
                                                                              ---------     ---------
      $150,000 First Mortgage Notes, interest at 11 1/4% due 2005......       $ 150,000     $ 150,000
      $ 50,000 Senior Notes, interest at 9 7/8% due 2008...............          50,000        50,000
      Other............................................................          10,322        12,237
                                                                              ---------     ---------
                                                                                210,322       212,237
      Less current maturities..........................................           1,937         2,029
                                                                              ---------     ---------
                                                                              $ 208,385     $ 210,208
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

         The Senior Notes are redeemable at any time at the option of the Company, in whole and not in part, at redemption prices defined in the indenture. The Indenture provides that upon the occurrence of a change in control, the Company will be required to offer to repurchase all of the Senior Notes at a purchase price equal to 101% of the principal amount plus interest accrued to the date of purchase. See Note 14.

         Effective April 17, 1997, the Company completed an offering of $150,000 11 1/4% First Mortgage Notes, due 2005, (the " First Mortgage Notes"), issued under an indenture dated as of April 17, 1997, among the Company, Consumers U.S. and The Bank of New York, as Trustee. The First Mortgage Notes are senior secured obligations of the Company, ranking senior in right of payment to all existing and future subordinate indebtedness of the Company and equal with all existing and future senior indebtedness of the Company. The First Mortgage Notes are guaranteed by Consumers U.S.

         The Company entered into a Registration Rights Agreement on April 17, 1997. Following the issuance of the First Mortgage Notes, the Company filed with the Securities and Exchange Commission an exchange offer registration statement, declared effective on February 12, 1998, with respect to an issue of 11 1/4% First Mortgage Notes, due 2005, identical in all material respects to the First Mortgage Notes, except that the new First Mortgage Notes would not bear legends restricting the transfer thereof. In March 1998, the Company completed an offer to the holders of the First Mortgage Notes to exchange their First Mortgage Notes for a like principal amount of new First Mortgage Notes. As a result of delays in having the registration statement declared effective and in consummating the related exchange offer within prescribed periods, additional interest was payable to the holders of the First Mortgage Notes in 1998.

         Interest on the First Mortgage Notes accrues at 11 1/4% per annum and is payable semiannually on each April 1 and October 1 to registered holders of the First Mortgage Notes at the close of business on the March 15 and September 15 immediately preceding the applicable interest payment date.

         The First Mortgage Notes are redeemable, in whole or in part, at the Company's option on or after April 1, 2001, at redemption prices defined in the indenture. The indenture provides that upon the occurrence of a change in control, the Company will be required to offer to repurchase all of the First Mortgage Notes at a purchase price in cash equal to 101% of the principal amount plus interest accrued to the date of purchase. See Note 14. Prior to the sale of the First Mortgage Notes, the Company entered into an interest rate swap agreement to partially protect the Company from interest rate fluctuations until such time as the fixed interest rate on the First Mortgage Notes was established. The agreement was terminated concurrent with the interest rate of the First Mortgage Notes being set. The realized gain on the agreement, approximately $1,900, has been deferred and is being amortized over the term of the First Mortgage Notes.

         All of the obligations of the Company under the First Mortgage Notes and the indenture are secured by a first priority perfected security interest in substantially all of the existing and future real property, personal property and other assets of the Company and a first priority perfected security interest in collateral ranking equal with the security interest in favor of the Replacement Credit Facility.

         The indentures covering the First Mortgage Notes and the Senior Notes (the "Indentures"), subject to certain exceptions, restrict the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the payment of dividends and other restricted payments, mergers, acquisitions and transactions with affiliates.

         All of the Company's debt agreements contain cross-default provisions.

         Other long-term debt includes capital leases, which have imputed interest rates ranging from 6.0% to 9.0%. Imputed interest on capital leases as of December 31, 2000 was $3,594.

         Principal payments required on long-term debt are $1,937 in 2001, $2,099 in 2002, $2,049 in 2003, $1,998 in 2004 and $151,887 in 2005. Payments to
be made in 2006 and thereafter are $50,352.

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

         The Company is required to redeem all outstanding shares of the Series A Preferred Stock on January 31, 2009, and, on or after February 5, 2000, may, at its option, redeem outstanding shares of Series A Preferred Stock at a price of $25.00 per share, if the trading price of the common stock equals or exceeds $6.00 per share. Shares of Series A Preferred Stock are convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series A Preferred Stock by $6.00 and such ratio is subject to adjustment from time to time.

         Pursuant to the Asset Purchase Agreement, the Company registered all common stock and Series A Preferred Stock under the Securities Exchange Act and is obligated to qualify the shares for listing on a nationally recognized United States securities exchange or on The NASDAQ Stock Market's National Market.

         The Series B Preferred Stock ranks, as to dividends and redemption and upon liquidation, junior to the Series A Preferred Stock but senior to all other classes and series of capital stock of the Company. The holders of Series B Preferred Stock are entitled to receive cumulative dividends, payable quarterly at an annual rate of 8%. Dividends on the Series B Preferred Stock are recorded within the caption accumulated deficit on the balance sheet until declared. Cumulative and unpaid dividends at December 31, 2000 were approximately $8,500. During the period from February 5, 1997 through and including December 31, 1999, the dividend was payable in additional shares of Series B Preferred Stock. Thereafter, the dividends are payable in cash when and as declared by the Board of Directors. Holders of Series B Preferred Stock are not entitled to vote, except as defined in its Certificate of Designation.

         Shares of Series B Preferred Stock are not subject to mandatory redemption. On or after February 5, 2000, the Company may, at its option, redeem outstanding shares of Series B Preferred Stock at a price of $25.00 per share, if the trading price of the common stock equals or exceeds $5.50 per share. Shares of Series B Preferred Stock are convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series B Preferred Stock by $5.50 and such ratio is subject to adjustment from time to time.

NOTE 7 - COMMON STOCK

         For the period from February 5, 1997 to February 5, 2000, the common stock was divided into three classes, Class A and Class B, which were voting, and Class C, which was non-voting. On February 5, 2000, the three classes of common stock were consolidated into one single class of common stock with identical rights. At December 31, 2000, the Company had outstanding warrants exercisable for 3,090,869 shares of common stock. None of the warrants will require any payment upon exercise.

NOTE 8 - RELATED PARTY INFORMATION

         The Company has entered into a Restated Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers U.S., Consumers International Inc., GGC, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies which establishes standards for certain intercompany transactions. There is a disagreement among the directors as to the propriety of the replacement of the original intercompany agreement with the Restated Intercompany Agreement. Pursuant to the Intercompany Agreement, the Company may, from time to time, fill orders for customers of Affiliated Glass Manufacturers and Affiliated Glass Manufacturers may, from time to time fill orders for customers of the Company. Through 2000, in such case, where the customer was not a common customer, the manufacturing company paid a market commission, up to 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an Affiliated Glass Manufacturer or to an Affiliated Glass Manufacturer by the Company, the transfer is treated as though the transferee had filled the orders for the transferred customer. The commission program ceased in 2001 and was replaced with a cost sharing arrangement.

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

G&G Investments, Inc.

         The Company is party to a management agreement with G&G, in which G&G is to provide specified managerial services for the Company. For these services, G&G is entitled to receive an annual management fee of up to $3,000 and reimbursement of its out-of-pocket costs. The terms of the indentures, the Original Credit Facility and the Replacement Credit Facility limit the management fee annual payment to $1,500 unless certain financial maintenance tests are met. The Company has recorded a management fee expense of $1,500, $1,500 and $3,000, respectively, for this agreement for the three years ended December 31, 2000, 1999 and 1998, of which $375 remains outstanding as of December 31, 2000. Depending on the facts and circumstances at the time, amounts not paid, may be payable, when not prohibited under the Indentures or other senior indebtedness. Out-of-pocket costs for the two years ended December 31, 2000 were approximately $250 and $296, respectively, of which $171 remains outstanding.

         Related party transactions with affiliates of G&G, including Interstate Express for freight purchases, (and including GGC for the year ended December 31, 1998, prior to its acquisition by Consumers) are summarized as follows:

------------------------------------------------------------------------------------------------
                                                                    Years Ended December 31,
                                                               ---------------------------------
                                                                2000         1999          1998
------------------------------------------------------------------------------------------------
Purchases of freight ..................................        $ 3,078      $ 3,904      $ 3,340
Payable for freight ...................................            456          131           82
Purchases of inventory and other ......................             89          879        2,363
Payable for inventory and other .......................             27          211           83
Allocation of aircraft charges ........................            958          727          745
Interest income on advance to affiliate ...............          1,829        1,591          528
Interest receivable on advance to affiliate ...........            457           --           --
Sales of inventory and allocation of expenses .........             --          502        3,616
Receivable from sales of inventory and allocations ....            342          623        2,047
Advance to affiliate ..................................         17,330       17,330       17,330

Other affiliates

         Related party transactions with Consumers and its affiliates, (including GGC for the two years ended December 31, 2000) are summarized as follows:

-------------------------------------------------------------------------------------------------------
                                                                         Years Ended December 31,
                                                                     ----------------------------------
                                                                       2000       1999           1998
-------------------------------------------------------------------------------------------------------
         Purchases of inventory and other...................         $  1,811   $  2,234       $  1,818
         Payable for inventory and other....................            1,402         37            141
         Sales of molds and inventory.......................           12,038     13,448         14,200
         Receivable from sales of molds and inventory.......            6,413      6,232         12,792
         Allocation of expenses and other...................           14,133      2,500         11,167
         Receivable from allocation of expenses and other...           13,346        500         10,060
         Payable for allocable portion of software
             write-off, including interest..................            9,315      9,600             --

         G&G, Consumers and their affiliates owe Anchor $20,558, in addition to the advance to affiliate receivable of $17,330, while Anchor owes G&G, Consumers and their affiliates $11,746 (of which approximately $9,315 relates to the allocation of the write off of certain software costs and is the subject of litigation. See Note 13). Management does not believe these receivables to be uncollectible.

         During the years 1997, 1998, 1999 and 2000, the Company participated in bulk purchases of supplies for the Company and certain of its affiliates, including Consumers, with vendors that were unrelated to the Company and Consumers. The bulk purchases were negotiated by a sister company to G&G. The sister company received rebates from these unrelated vendors. The rebates attributable to purchases by the Company totaled $711 over the four-year period. When this practice became known, the Company took steps to ensure that the practice was discontinued.

         During the year 1997, the Company participated in bulk purchases of soda ash for the Company and certain of its affiliates, including Consumers, with vendors that were unrelated to the Company and Consumers. The bulk purchases were negotiated by a subsidiary of G&G. The subsidiary received rebates from the unrelated vendors. The rebates attributable to purchases by the Company totaled $547. This practice was discontinued at the end of 1997.

         A special committee of the Board has been appointed to review these transactions.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from the Company of approximately $17,300 in September 1998. The funds were obtained through a borrowing under the Original Credit Facility. The loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date of the promissory note beyond January 1999. See Note 13. The transaction has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including costs related to the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding in accordance with the terms of the agreement to secure a return of the advance. A hearing is scheduled for June 2001. In connection with the pledge of the note to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note was replaced by a promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 1/2% and has been paid through September 2000. Unpaid interest of $457 and $391 is due for the quarters ended December 31, 2000 and March 31, 2001, respectively. Various rights, including the right to enforce the obligations under the Replacement Note were assigned to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note.

         In 1998, the Company advanced $950 to Consumers, which was repaid in February 1999.

         All transactions with the Company and its affiliates are conducted on terms which management believes, are no less favorable than with third parties. The sale of molds to Consumers is invoiced at cost plus a profit mark-up. The amounts of these mark-ups, $51, $1,200 and $1,100, respectively, for the three years ended December 31, 2000, have been recorded as contributions from shareholder and included in capital in excess of par value.

         In September 1997, Hillsboro Glass Company ("Hillsboro"), a glass-manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and the Company effective December 31, 1997. The purchase price of the Company's portion of this contract was $12,525, of which $11,725 has been paid through 2000.

Stock Option Plan

         Salaried employees of the Company participate in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. These options generally have a life of 10 years and vest ratably over three years. The Company has elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the stock on the date of the grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123").

         Information related to stock options for the three years ended December 31, 2000 is as follows:

                                                                              Weighted        Weighted
                                                                 Number        Average        Average
                                                                   of          Exercise        Fair
                                                                 Shares      Price (Cdn$)   Value (Cdn$)
                                                                ---------    ------------   ------------
         Options outstanding, January 1, 1998 ......            1,066,500       $8.00
                                                                =========       =====
               Granted .............................               51,000       $8.00          $4.90
               Exercised ...........................                   --          --
               Forfeited ...........................              (47,500)       8.00          $5.60
                                                                ---------       -----
         Options outstanding, December 31, 1998 ....            1,070,000       $8.00
                                                                =========       =====
               Granted .............................              193,000       $6.48          $2.53
               Exercised ...........................                   --          --
               Forfeited ...........................             (161,500)       8.00          $5.15
                                                                ---------       -----
         Options outstanding, December 31, 1999 ....            1,101,500       $7.78
                                                                =========       =====
               Granted .............................              144,500       $5.00          $4.47
               Exercised ...........................                   --          --
               Forfeited ...........................             (162,500)       5.00          $4.91
                                                                ---------       -----
         Options outstanding, December 31, 2000 ....            1,083,500       $7.33
                                                                =========       =====

         At the Annual Shareholders Meeting of Consumers in June 1999, the Director and Employee Incentive Stock Option Plan was amended whereby the exercise price of certain outstanding stock options issued under the plan for which the current exercise price exceeded $8.00 (Canadian dollars) was reduced to an exercise price of $8.00 (Canadian dollars). Pursuant to SFAS 123, incremental compensation expense will be recognized between 1999 and 2003 on a pro forma basis in the amount of $961 related to the amended exercise price.

         Approximately 819,000 of the options are exercisable at December 31, 2000 and the weighted average remaining contractual life of the options is 7.5 years.

         The Company applied APB 25 in accounting for these stock options and accordingly, no compensation cost has been reported in the financial statements for the three years ended December 31, 2000. In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest rate ranging from 5.50% to 5.99%, (ii) expected option life of 4 years, (iii) expected volatility of 41.51% and (iv) no expected dividend yield.

         Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below:

-------------------------------------------------------------------------------------------------------------
                                                                              Years Ended December 31,
                                                                      ---------------------------------------
                                                                        2000           1999           1998
-------------------------------------------------------------------------------------------------------------
         Net loss
               As reported .....................................      $(32,266)      $(17,511)      $ (9,770)
               Pro forma .......................................       (33,131)       (18,634)       (10,503)
         Loss applicable to common stock
               As reported .....................................      $(46,323)      $(31,161)      $(22,807)
               Pro forma .......................................       (47,188)       (32,284)       (23,540)
         Basic and diluted net loss per share applicable to
             common stock
               As reported .....................................      $  (8.82)      $  (5.93)      $  (5.12)
               Pro forma .......................................         (8.99)         (6.15)         (5.28)

Stock Purchase Plans

         Under the 2000 Executive Stock Purchase Plan, executives of Anchor participated in the purchase of shares of Consumers common stock. Anchor made loans to plan participants to finance the purchase of an aggregate of 332,998 shares. The loans had a term of ten years, were secured by a pledge of the shares purchased with the loan proceeds and required that a percentage of future management incentive awards be applied against outstanding loan balances. The plan terminated on December 28, 2000. The Board approved bonus compensation repaying aggregate indebtedness of approximately $476. Under the 1999 Officer Stock Purchase Plan, certain officers of Anchor participated in the purchase of shares of Consumers common stock. Anchor made loans to plan participants to finance the purchase of an aggregate of 183,250 shares. The loans had a term of ten years and were secured by a pledge of the shares purchased with the loan proceeds. On June 30, 2000, management authorized bonus compensation repaying aggregate indebtedness of approximately $280.

Other
         The Company recorded a write-off in 1999 of its allocable share of parent company software costs. Consumers implemented the SAP based software system with the intention that all affiliated companies would adopt that system and share ratably in the initial design, reengineering and implementation originated by Consumers. The SAP based system had proven to be a complicated system requiring extensive and expensive maintenance. With the objective of having one operating system, Consumers has converted to a JDEdwards based system, currently in place in Anchor. As authorized by the Intercompany Agreement, Consumers allocated $9,600 to Anchor (of which $1,000 has been paid) representing Anchor's pro rata share of the original implementation costs based upon number of plants, number of licensed users and sales. The foregoing allocation is the subject of litigation. See Note 13.

NOTE 9 - PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

         The Company has a defined benefit retirement plan for salaried and hourly-paid employees. Effective December 31, 1998, the salary and hourly plans were merged. Benefits are calculated on a service-based formula for hourly participants. Benefits are calculated on a salary-based formula for salaried participants and were frozen in 1994. The Company provides other post-retirement benefits to substantially all salaried and certain hourly employees under several plans. SFAS 106 requires accrual of post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The Company also contributes to a multi-employer trust, and under the requirements of SFAS 106, recognizes the required annual contribution as an additional benefit cost. The components of net periodic benefit costs are summarized below:

                                                               Pensions                              Post-retirement
                                                --------------------------------------     -------------------------------------
                                                             Years Ended                               Years Ended
                                                --------------------------------------     -------------------------------------
                                                  2000           1999           1998         2000           1999          1998
                                                --------       --------       --------     --------       --------      --------
    Service cost-benefits
      earned during the year .............      $  4,414       $  5,001       $  4,137       $ 1,110       $   861       $  737
    Interest cost on projected
      benefit obligation .................        33,521         32,745         29,689         4,087         3,907        3,905
    Return on plan assets ................       (39,145)       (38,139)       (37,526)           --            --           --
    Amortization of:
      Actuarial gains ....................            --             --             --          (758)         (568)          --
      Prior service cost .................         3,263          2,458             --           438            --           --
                                                --------       --------       --------       -------       -------       ------
       Total periodic benefit cost .......      $  2,053       $  2,065       $ (3,700)      $ 4,877       $ 4,200       $4,642
                                                ========       ========       ========       =======       =======       ======

         The Company has unfunded obligations related to its employee pension plans. The Retirement Protection Act of 1994 requires the Company to make significant additional funding contributions into its underfunded defined benefit retirement plans, under certain conditions, and will increase the premiums paid to the Pension Benefit Guaranty Corporation ("PBGC"). There were no required pension contributions in 2000 or in 1999 with respect to either current funding or past underfundings. Excluding payments made as part of the Anchor Acquisition, the Company funded contributions of approximately $10,800, $10,900 and $20,000, respectively, in 1999, 1998 and 1997. The 1999 contribution of $10,800 represented a voluntary contribution, the effect of which is to limit contributions in the immediate future.

         The funded status of the Company's pension and post-retirement plans, at December 31, are as follows:

                                                                          Pensions                    Post-retirement
                                                                  -------------------------       -----------------------
                                                                         Year ended                     Year ended
                                                                  -------------------------       -----------------------
                                                                     2000           1999            2000           1999
                                                                  ---------       ---------       --------       --------
Change in benefit obligation:
    Benefit obligation at beginning of year ................      $ 458,696       $ 439,014       $ 49,782       $ 57,828
       Service cost ........................................          4,414           5,001          1,110            861
       Interest cost .......................................         33,521          32,745          4,087          3,907
       Plan amendments .....................................             --          31,544          3,282             --
       Plan participants' contributions ....................             --              --            574            525
       Actuarial (gain) loss ...............................         (7,784)        (16,378)         1,049         (9,450)
       Benefits paid .......................................        (33,660)        (33,230)        (4,387)        (3,889)
                                                                  ---------       ---------       --------       --------
    Benefit obligation at end of year ......................        455,187         458,696         55,497         49,782
                                                                  ---------       ---------       --------       --------

Change in plan assets:
    Fair value of plan assets at beginning of year .........        428,784         415,426             --             --
       Actual return on plan assets ........................         (2,853)         37,399             --             --
       Employer contributions ..............................            412          11,193          3,813          3,364
       Plan participants' contributions ....................             --              --            574            525
       Benefits  and expenses paid .........................        (36,189)        (35,234)        (4,387)        (3,889)
                                                                  ---------       ---------       --------       --------
    Fair value of plan assets at end of year ...............        390,154         428,784             --             --
                                                                  ---------       ---------       --------       --------

    Funded status ..........................................        (65,033)        (29,912)       (55,497)       (49,782)
       Unrecognized actuarial (gain) loss ..................         13,000         (23,697)       (11,854)       (13,582)
       Unrecognized prior service cost .....................         25,822          29,040          2,844             --
                                                                  ---------       ---------       --------       --------
    Net amount recognized ..................................        (26,211)        (24,569)       (64,507)       (63,364)
                                                                  ---------       ---------       --------       --------

Amounts recognized in the balance sheet consists of:
    Accrued benefit liability ..............................        (26,211)        (24,569)       (64,507)       (63,364)
    Additional minimum pension liability ...................        (38,822)         (5,343)            --             --
    Intangible pension asset ...............................         25,822           5,343             --             --
    Accumulated other comprehensive income .................         13,000              --             --             --
                                                                  ---------       ---------       --------       --------
Net amount recognized ......................................      $ (26,211)      $ (24,569)      $(64,507)      $(63,364)
                                                                  =========       =========       ========       ========

         Significant assumptions used in determining net periodic benefit cost and related obligations for the plans are as follows:

                                                               Pensions                      Post-retirement
                                                      ----------------------------   -----------------------------
                                                              Years Ended                     Years Ended
                                                      ----------------------------   -----------------------------
                                                        2000      1999      1998       2000       1999      1998
                                                      --------  --------  --------   --------   --------  --------
       Discount rate................................   7.625%     7.75%     7.00%     7.625%      7.75%   7.00%
       Expected long-term rate of return
            on plan assets..........................    9.50      9.50      9.50         --         --      --

         The Company recognized an additional minimum liability that is equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Pursuant to this requirement, the Company recorded, as of December 31, 2000 and 1999, respectively, an additional liability of $38,822 and $5,343, an intangible asset of $25,822 and $5,343 and accumulated other comprehensive loss of $13,000 and $0.

         As part of the Anchor Acquisition, the PBGC reached an agreement with Vitro, S.A., the parent of Old Anchor, in which Vitro, S.A. agreed to provide a limited guaranty to the PBGC with respect to the unfunded benefit liabilities of the Company's defined benefit plans, if the plans, or any one of them, are terminated before August 1, 2006. The Company assumed all plan liabilities, funded $9,056 of plan contributions, previously unfunded following Old Anchor's filing of Chapter 11 and issued to the plans $9,000 face amount (360,000 shares) of Series A Preferred Stock. Under the agreement with the PBGC, the Company appointed an independent trustee to hold the Series A Preferred Stock.

         Pension plan assets are held by an independent trustee and consist primarily of investments in equities, fixed income and government securities. There is currently no active public market for the Series A Preferred Stock and dividends for one quarter only have been paid in 1999. The Company receives annual valuations of the contributed Series A Preferred Stock.

         In 1999, management approved the purchase of 1,842,000 shares of Consumers common stock for $3,000. These shares were held pending government approval for contribution into the Company's defined benefit pension plan in 2000. Currently, the Company does not anticipate contributing these shares in the near term and recorded a write down for a non-temporary decline in market value, as of December 31, 2000, of approximately $1,158 to reflect the investment at fair value. At December 31, 2000 and 1999, these shares are included in other assets on the balance sheet.

         The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. Effective January 1, 1998, the Company matches 100% of the first 4% of an employee's compensation (increased to 5% effective July 1, 1999). Expenses under the savings programs for the years ended December 31, 2000, 1999 and 1998 were approximately $2,318, $2,130 and $2,010, respectively.

         The Company also contributes to a multi-employer trust that provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the years ended December 31, 2000, 1999 and 1998 were $4,035, $3,999 and $4,107, respectively.

         The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 2000 was 6.5% declining gradually to 5.0% by the year 2003, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2000 by approximately $6,200 and the net post-retirement healthcare cost for the year ended December 31, 2000 by approximately $730. A one percentage point decrease in the assumed healthcare cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2000 by approximately $5,300 and the net post-retirement healthcare cost for the year ended December 31, 2000 by approximately $620.

NOTE 10 - RESTRUCTURING CHARGES AND PLANT CLOSING COSTS

         In the third quarter of 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. The furnace ceased operation in December 1998 and approximately 100 hourly employees were terminated. The Company recorded a restructuring charge in 1998 of $4,400. Of this total charge, approximately $2,365 relates to operating lease exit costs, approximately $875 represents closing and other costs and approximately $760 relates to the write-down of certain equipment to net realizable value. As of December 31, 2000, $1,923 has been charged against this liability.

         In an effort to reduce the Company's cost structure and improve productivity, the Company closed its Houston, Texas and its Dayville, Connecticut plants in 1997 and included the liabilities assumed as part of the Anchor Acquisition cost. Closure of these facilities was completed in 1999.

NOTE 11 - INCOME TAXES

         The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2000, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets.

The significant components of the deferred tax assets and liabilities are as follows:

                                                                                    December 31,
                                                                               -----------------------
                                                                                2000            1999
                                                                               --------       --------
         Deferred tax assets:
            Reserves and allowances .....................................      $ 18,200       $ 22,100
            Pension and post-retirement liabilities .....................         7,100             --
            Inventory uniform capitalization ............................         3,000          5,900
            Tax loss carryforwards ......................................        49,500         36,400
                                                                               --------       --------
                                                                                 77,800         64,400
         Deferred tax liabilities:
            Accumulated depreciation and amortization ...................        18,900         24,300
            Pension and post-retirement liabilities .....................            --          3,200
            Other current assets ........................................         2,800          2,000
                                                                               --------       --------
                                                                                 21,700         29,500
                                                                               --------       --------
         Net deferred tax assets ........................................        56,100         34,900
         Valuation allowance ............................................       (56,100)       (34,900)
                                                                               --------       --------
         Net deferred tax assets after valuation allowance ..............      $     --       $     --
                                                                               ========       ========

         The Company has unused net operating loss carryforwards expiring at various dates between 2012 through 2020.

         The effective tax rate reconciliation is as follows:

                                                                  Years Ended December 31,
                                                               ------------------------------
                                                               2000       1999        1998
          -----------------------------------------------------------------------------------
          Federal rate ...................................      (34)%      (34)%      (34)%
          State rate .....................................       (5)        (5)        (5)
          Permanent differences ..........................        5         18         12
                                                                ---        ---        ---
                                                                (34)       (21)       (27)
          Valuation allowance ............................       34         21         27
                                                                ---        ---        ---
          Effective rate .................................       --%        --%        --%
                                                                ===        ===        ===

NOTE 12 - LEASES

         The Company leases distribution and office facilities, machinery, transportation, data processing and office equipment under non-cancelable leases that expire at various dates through 2008. These leases generally provide for fixed rental payments and include renewal and purchase options at amounts which are generally based on fair market value at expiration of the lease. The Company includes capital leases in other long-term debt (see Note 5).

         Future minimum lease payments under non-cancelable operating leases are as follows:

                2001.......................................................    $17,920
                2002.......................................................     17,480
                2003.......................................................     16,680
                2004.......................................................     10,550
                2005.......................................................      4,620
                After 2005.................................................     15,130
                                                                               -------
                                                                               $82,380
                                                                               =======

         Rental expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 were $13,000, $15,300 and $17,700, respectively.

         In connection with the Anchor Acquisition, the Company assumed and amended Old Anchor's lease of the headquarters facility located in Tampa, Florida and a related option to purchase. The term of the amended lease expired February 1, 1998. In January 1998, the Company exercised its option to purchase the headquarters facility and assigned such option to a third party purchaser of the facility. The Company entered into a ten-year lease pursuant to which it leases a portion of the headquarters facility.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         In 1999, the Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001. To meet the expanded demand from the supply contract, the Company invested approximately $18,000 in new equipment for its Jacksonville plant to increase production efficiency. To date, the funding for this project has been provided through the proceeds from the sale of the Houston plant (see Note 2), certain leasing transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30,000 of lease transactions. Under this agreement, in December 2000 and March 2001, the Company financed approximately $4,200 and $7,800, respectively, of the expansion through a sale leaseback arrangement and sold, in December 1999, and leased back under a capital lease, equipment located at the Warner Robins facility, for a net selling price of approximately $8,200. The Company is continuing discussions with certain co-lessors identified as part of the $30,000 transaction for the remaining Jacksonville expansion funding.

         Historically, the Company hedged certain of its estimated natural gas purchases through the purchase of natural gas futures. These future contracts are accounted for as cash flow hedges of future production costs, and accordingly, the unrealized gain or loss on these contracts is deferred and included in the cost of inventory production in the month related to the future contract. At December 31, 2000, the Company had no open natural gas purchase futures contracts.

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

         On October 13, 2000, certain stockholders of the Company, specifically CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of the Company's directors, officers and certain related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to the Company, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege the Company suffered through breach of fiduciary duties (including extension of the G&G promissory note without proper authority and approval of an allocation of the write off of certain software costs from Consumers to Anchor), unjust enrichment and usurpation of corporate opportunity of the Company (including the receipt of $15.0 million by Consumers in connection with an agreement to manage the renovation of the Houston facility). The Company is named as a party to the case for procedural purposes but no recovery is sought from the Company. The Company has been advised by the other defendants that they will vigorously defend the action and that they believe they have meritorious defenses.

         On February 16, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, in the United States District Court for the Southern District of New York. Owens alleged violations of the Technical Assistance and License Agreement ("TALA") and its resulting termination. Owens sought various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens' patents and using or disclosing Owens' trade secrets and (2) damages for breaches of the TALA.

         On November 6, 2000, the Company and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant the Company and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license agreement, the Company and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the settlement (including mutual releases) and the limited license agreement is being negotiated. Under the settlement, the Company, Consumers and GGC will pay an aggregate of $5,000 to Owens. The Company estimated its allocation of this settlement to be $2,900, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1,213, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings.

         The Company is not otherwise party to, and none of its assets are subject to any other pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material. The Company believes that the ultimate outcome of these cases will not materially affect future operations.

         The Company maintains director and officer liability insurance on behalf of its directors and officers through a policy covering G&G and certain affiliates. The policy for that insurance currently expires on April 27, 2001. Efforts have been undertaken to obtain an extension of that policy or to obtain a new policy. There is no assurance that these efforts will be successful. The Company's failure to maintain director and officer liability insurance could have a material adverse effect on its ability to retain its directors and officers.

NOTE 14 - LIQUIDITY

         On February 2, 2001, Consumers, the majority owner of Anchor, announced a suspension of interest payments on its senior notes maturing in 2007 and its senior secured notes maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. Further, on March 22, 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer. Mr. Ballantyne will report to a committee of the Consumers Board of Directors comprised of independent directors. Mr. Ghaznavi stepped down as Chief Executive Officer of Consumers but remains as Chairman of Consumers and Chairman and Chief Executive Officer of Anchor. On March 31, 2001, Consumers announced the appointment of Graeme Eadie as Chief Financial Officer. Mr. Dale A. Buckwalter stepped down as Chief Financial Officer of Consumers but will continue as Chief Financial Officer of Anchor. Consumers has begun discussions with its noteholders regarding a restructuring.

         Management of Anchor is unable to determine what impact this restructuring will have on Anchor, but it may be significant. If a restructuring of Consumers results in Mr. Ghaznavi owning, directly or indirectly, less than 40% of the voting stock of Consumers, this would trigger a "change in control" as defined in the Indentures. In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. If an event of default were to occur on this indebtedness, the lenders would have the right to foreclose on those common shares, which would also trigger a "change in control" as defined in the Indentures. Upon a "change in control" as defined in the Indentures,, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default that would give the noteholders the right to accelerate the debt resulting in a default under Anchor's credit facility provided by Bank of America. Anchor intends to approach its noteholders regarding a modification of the Indentures but does now know whether the notes could be restructured in a consensual manner with the noteholders before the occurrence of an event of default. These issues represent significant uncertainties as to the future financial position of Anchor.

         As a result of these uncertainties the Company's outside auditors have rendered a qualified opinion on the Company's financial statements. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement (as defined). The Company will seek a waiver from its lenders but there is no assurance that this will be forthcoming.

         The Company's results of operations were significantly impacted by the cost of natural gas in 2000. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

         The Company's principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility, proceeds from sale/leaseback transactions and proceeds from sales of discontinued manufacturing facilities. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales volumes from its supply agreements with major customers. Unexpected cash needs resulting from an unusual increase in energy or other costs could force the Company to take additional measures such as, reduction in capital asset spending, price increases, production curtailments and other cost reductions measures.

         Management believes that the cash flows discussed above will provide adequate funds for the Company's working capital needs and capital expenditures through December 31, 2001. However, cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed above, additional measures may be required, including sales of assets and consideration of other strategic alternatives.

QUARTERLY FINANCIAL INFORMATION - UNAUDITED

                                                                         Quarter Ended
                                                   ------------------------------------------------------------
                                                    March 31,       June 30,      September 30,   December 31,
                                                      2000           2000             2000             2000
                                                   ---------       ---------      -------------   -------------
   Net sales ................................      $ 153,884       $ 175,099       $ 163,729       $ 136,836
   Cost of products sold ....................        143,606         159,246         150,635         146,674
   Litigation settlement ....................             --              --           2,300             600
   Selling and administrative expenses ......          7,504           8,073           7,229          10,416
                                                   ---------       ---------       ---------       ---------
   Income (loss) from operations ............          2,774           7,780           3,565         (20,854)
     Other income (expense), net ............          6,207              75              11            (789)
   Interest expense .........................         (7,151)         (7,235)         (7,783)         (7,581)
   Extraordinary loss .......................             --              --              --          (1,285)
                                                   ---------       ---------       ---------       ---------
       Net income (loss) ....................      $   1,830       $     620       $  (4,207)      $ (30,509)
                                                   =========       =========       =========       =========

                                                                         Quarter Ended
                                                   -------------------------------------------------------------
                                                    March 31,       June 30,      September 30,     December 31,
                                                      1999           1999              1999             1999
                                                   ---------       ---------      -------------    -------------
   Net sales ..................................    $ 146,927       $ 169,655       $ 170,105        $ 142,041
   Cost of products sold ......................      137,937         153,746         156,782          134,510
   Allocable portion of software write-off ....           --              --              --            9,600
   Selling and administrative expenses ........        8,044           5,837           6,939            7,645
   Income (loss) from operations ..............          946          10,072           6,384           (9,714)
                                                   ---------       ---------       ---------        ---------
   Other income (expense), net ................         (137)            (50)            337            1,930
   Interest expense ...........................       (6,926)         (6,933)         (6,626)          (6,794)
                                                   ---------       ---------       ---------        ---------
       Net income (loss) ......................    $  (6,117)      $   3,089       $      95        $ (14,578)
                                                   =========       =========       =========        =========

                                                                          Quarter Ended
                                                   -------------------------------------------------------------
                                                     March 31,      June 30,      September 30,     December 31,
                                                       1998           1998            1998             1998
                                                   -----------     ----------     -------------    -------------
     Net sales ..............................      $ 149,187       $ 175,215        $ 169,211       $ 149,705
     Cost of products sold ..................        143,393         158,410          154,467         137,986
     Restructuring charges ..................             --              --            4,000             400
     Selling and administrative expenses ....          7,193           7,241            7,763           8,049
                                                   ---------       ---------        ---------       ---------
       Income (loss) from operations ........         (1,399)          9,564            2,981           3,270
     Other income (expense), net ............           (153)            313               (5)          2,229
     Interest expense .......................         (6,204)         (6,876)          (6,867)         (6,623)
                                                   ---------       ---------        ---------       ---------
       Net income (loss) ....................      $  (7,756)      $   3,001        $  (3,891)      $  (1,124)
                                                   =========       =========        =========       =========

FOURTH QUARTER 2000 OPERATIONS

         There are several factors affecting results of operations for the year ended December 31, 2000, which occurred primarily in the fourth quarter. The cost of natural gas rose significantly in 2000, negatively impacting fourth quarter operations by approximately $5,500. Due to the high natural gas costs being incurred in December 2000, the Company extended the length of its year end shutdown period to curtail the use of natural gas, resulting in additional unabsorbed expenses of approximately $5,400. In addition, the Company recorded a provision of $3,200 for the net realizable value of inventories related to the cost of natural gas. A decrease in sales volume impacted earnings by approximately $2,000. Additional employee salary and benefit costs added approximately $3,000 to the loss. The Company recorded a write down for a non-temporary decline in market value of 1,842,000 shares of Consumers common stock, of approximately $1,158 to reflect the investment at fair value, held pending government approval for contribution into the Company's defined benefit pension plan. As a result of the refinancing of the Company's revolving credit facility, deferred financing fees of $1,285 were written off in the fourth quarter of 2000.

                  INDEX TO FINANCIAL INFORMATION FOR OLD ANCHOR

                                                          Page No.
                                                          --------
     SELECTED CONSOLIDATED FINANCIAL DATA                    H-1

                             ANCHOR RESOLUTION CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain historical financial information of Old Anchor. The selected financial data for the period from January 1, 1997 to February 4, 1997 (the "Interim Period 1997") and the year ended December 31, 1996 has been derived from Old Anchor's consolidated financial statements, not included in this report.

                                                                  YEAR ENDED      INTERIM
                                                                 DECEMBER 31,      PERIOD
                                                                 -------------------------
                                                                    1996            1997
                                                                 ---------       ---------
                                                                   (dollars in thousands)
         STATEMENT OF OPERATIONS DATA:
         Net sales                                               $ 814,370       $  62,560
         Cost of products sold                                     831,612          70,608
         Selling and administrative expenses                        39,570           3,745
         Restructuring and other charges(1)                         49,973              --
         Impairment of long-lived assets(2)                        490,232              --
         Write-up of assets held for sale(1)                        (8,967)             --
                                                                 ---------       ---------
         Loss from operations                                     (588,050)        (11,793)
         Other expense, net                                        (10,020)           (595)
         Interest expense(3)                                       (48,601)         (2,437)
                                                                 ---------       ---------
         Loss before reorganization items, income taxes and
         extraordinary items                                      (646,671)        (14,825)
         Reorganization items                                       (5,008)           (827)
         Income taxes(4)                                            (1,825)             --
         Extraordinary items(5)                                     (2,336)             --
                                                                 ---------       ---------
         Net loss                                                $(655,840)      $ (15,652)
                                                                 =========       =========

         OTHER FINANCIAL DATA:
         Net cash used in operating  activities                  $ (28,411)      $ (11,427)
         Net cash used in investing activities                     (63,892)         (7,500)
         Net cash provided by financing activities                  78,886          17,478
         Depreciation and amortization                             101,656           7,605
         Capital expenditures                                       46,254           7,186

         BALANCE SHEET DATA (AT END OF PERIOD):
         Accounts receivable                                     $  55,851       $  60,978
         Inventories                                               144,419         148,731
         Total assets                                              643,468         651,801
         Total debt(6)                                             552,848         570,335
         Total stockholder's equity (deficiency in assets)        (269,307)       (284,959)


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

                                                                                        AMOUNT CHARGED
                                                                 RESTRUCTURING        AGAINST LIABILITY
                                                                    CHARGES        AS OF DECEMBER 31, 1996
                                                                 -------------     -----------------------
                                                                          (DOLLARS IN THOUSANDS)
      1996 RESTRUCTURING PLAN
      Plant shutdown costs, including severance costs and
      pension curtailment losses                                    $25,100               $20,100
      Writedown of certain manufacturing assets to net
      realizable value                                               24,900                    --
      1994/1995 RESTRUCTURING PLAN
      Plant shutdown costs, including severance costs and
      pension curtailment losses                                    $39,200               $33,700
      Writedown of certain manufacturing assets to net
      realizable value                                               36,600                    --
      Writedown of previously shutdown manufacturing
      facilities to net realizable value                             14,000                    --

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

(2) Impairment of long-lived assets reflects the adjustment for the write-off of goodwill and other long-lived assets. As a result of the declining profitability, diminishing cash flow and the bankruptcy proceedings, the recoverable value of the carrying amount of long-lived assets and intangibles was reviewed for impairment. Based upon this review, the amount of remaining excess of the purchase price over the fair value of net assets acquired at December 31, 1996, of $457.2 million and other long-lived assets of $33.0 million were written off in the year ended December 31, 1996. The excess cost over fair value of net assets acquired had been amortized on a straight-line basis over a 40 year period. Amortization expense, included as a component of cost of products sold, was approximately $13.9 million for the years ended December 31, 1996.

(3) Because of Chapter 11 proceedings, there was no accrual of interest on the $100.0 million 10.25% Senior Notes or the $200.0 million 9.875% Senior Subordinated Debentures since September 12, 1996. If accrued, interest expense would have increased $2.9 million and $9.2 million, respectively during the 1997 Interim Period and the year ended December 31, 1996.

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

(6) Total debt as of December 31, 1996 included $462.3 million of pre-petition liabilities and $90.5 million outstanding under Old Anchor's debtor-in-possession credit facility.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANCHOR GLASS CONTAINER CORPORATION


Date:  April 16, 2001                    By  /s/ Dale A. Buckwalter
                                           -------------------------------------
                                           Dale A. Buckwalter
                                           Senior Vice President and
                                           Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                          /s/ Paul H. Farrar
--------------------------------------------              -------------------------------------------
Joel A. Asen                                              Paul H. Farrar
Director                      April 16, 2001              Director                     April 16, 2001


/s/ Andrew M. Boas                                        /s/ Steven J. Friesen
--------------------------------------------              -------------------------------------------
Andrew M. Boas                                            Steven J. Friesen
Director                      April 16, 2001              Director                     April 16, 2001


/s/ Patrick T. Connelly                                   /s/ John J. Ghaznavi
--------------------------------------------              -------------------------------------------
Patrick T. Connelly                                       John J. Ghaznavi
Director                      April 16, 2001              Director,                    April 16, 2001
                                                          Chairman and Chief Executive Officer

/s/ Paul J. Coughlin III                                  /s/ Ahmad Ghaznavi
--------------------------------------------              -------------------------------------------
Paul J. Coughlin III                                      Ahmad Ghaznavi
Director                      April 16, 2001              Director                     April 16, 2001


/s/ Eugene I. Davis                                       /s/ David T. Gutowski
--------------------------------------------              -------------------------------------------
Eugene I. Davis                                           David T. Gutowski
Director                      April 16, 2001              Director                     April 16, 2001


/s/ Richard M. Deneau                                     /s/ Jonathan K. Hergert
--------------------------------------------              -------------------------------------------
Richard M. Deneau                                         Jonathan K. Hergert
Director                      April 16, 2001              Director                     April 16, 2001


/s/ Roger L. Erb                                          /s/ M. William Lightner, Jr.
--------------------------------------------              -------------------------------------------
Roger L. Erb                                              M. William Lightner, Jr.
Director                      April 16, 2001              Director                     April 16, 2001

                                   SIGNATURES
                                   (continued)

/s/ Christopher M. Mackey                                 /s/ Irwin Nathanson
--------------------------------------------              -------------------------------------------
Christopher M. Mackey                                     Irwin Nathanson
Director                      April 16, 2001              Director                     April 16, 2001


/s/ C. Kent May                                           /s/ Robert C. Ruocco
--------------------------------------------              -------------------------------------------
C. Kent May                                               Robert C. Ruocco
Director                      April 16, 2001              Director                     April 16, 2001


/s/ Lawrence M. Murray
--------------------------------------------
Lawrence M. Murray
Chief Accounting Officer      April 16, 2001