Form 10-Q
period 2001-06-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2001-08-20
CIK 1052163

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-233-59
                        --------------------------------


                       ANCHOR GLASS CONTAINER CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         59-3417812
            --------                                         -----------
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

                                      None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  Number of shares outstanding of each class of common stock at July 31, 2001:
                                2,969,228 shares

                       ANCHOR GLASS CONTAINER CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2001


                                      INDEX

                                                                                           Page No.
                                                                                           --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Statements of Operations and Comprehensive Income (Loss) -
                  Six and Three Months Ended June 30, 2001 and 2000                             3

              Condensed Balance Sheets -
                  June 30, 2001 and December 31, 2000                                           4

              Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                                       5

              Notes to Condensed Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      10

         Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk                                                              16

PART II - OTHER INFORMATION                                                                    16

SIGNATURES                                                                                     19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANCHOR GLASS CONTAINER CORPORATION
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Six Months Ended                 Three Months Ended
                                                          June 30,                            June 30,
                                               -----------------------------       -----------------------------
                                                   2001              2000              2001              2000
----------------------------------------------------------------------------------------------------------------

Net sales                                      $   349,340       $   328,983       $   179,970       $   175,099

Costs and expenses:
    Cost of products sold                          328,737           302,852           163,305           159,246
    Selling and administrative expenses             14,094            15,577             6,937             8,073
    Provision for related party accounts            19,500                --            19,500                --

----------------------------------------------------------------------------------------------------------------

Income (loss) from operations                      (12,991)           10,554            (9,772)            7,780

Other income, net                                      353             7,177                80               535

Interest expense                                   (14,926)          (15,281)           (7,290)           (7,695)
                                               -----------       -----------       -----------       -----------

Net income (loss)                                  (27,564)            2,450           (16,982)              620

Preferred stock dividends                           (7,028)           (6,971)           (3,514)           (3,505)
                                               -----------       -----------       -----------       -----------

Loss applicable to common stock                $   (34,592)      $    (4,521)      $   (20,496)      $    (2,885)
                                               ===========       ===========       ===========       ===========

Basic and diluted net loss per share
    applicable to common stock                 $     (6.59)      $     (0.86)      $     (3.90)      $     (0.55)
                                               ===========       ===========       ===========       ===========

Basic and diluted weighted average number
    of common shares outstanding                 5,251,356         5,251,356         5,251,356         5,251,356
                                               ===========       ===========       ===========       ===========

Other comprehensive income (loss):
    Net income (loss)                          $   (27,564)      $     2,450       $   (16,982)      $       620
    Other comprehensive income (loss):
      Derivative loss                               (1,155)               --            (1,155)               --
                                               -----------       -----------       -----------       -----------
Comprehensive income (loss)                    $   (28,719)      $     2,450       $   (18,137)      $       620
                                               ===========       ===========       ===========       ===========

--------------------
See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------
                                                        June 30, 2001     December 31, 2000
                                                         (unaudited)
-------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                             $   5,676           $   4,532
    Accounts receivable                                      56,330              60,372
    Inventories:
        Raw materials and manufacturing supplies             21,896              22,408
        Finished products                                    88,861             103,113
    Other current assets                                      7,062               9,765
                                                          ---------           ---------
             Total current assets                           179,825             200,190

Property, plant and equipment, net                          272,175             293,724
Other assets                                                 25,522              28,016
Intangible pension asset                                     25,822              25,822
Advance to affiliate                                         17,449              17,330
Strategic alliances with customers                           10,515              12,451
Goodwill                                                     46,340              47,828
                                                          ---------           ---------
                                                          $ 577,648           $ 625,361
                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Revolving credit facility                             $  69,691           $  58,957
    Current maturities of long-term debt                      2,027               1,937
    Accounts payable                                         39,285              55,285
    Accrued expenses                                         31,312              42,335
    Accrued interest                                          5,686               5,686
    Accrued compensation and employee benefits               23,189              27,104
                                                          ---------           ---------
             Total current liabilities                      171,190             191,304

Long-term debt 207,385                                      208,385
Long-term pension liabilities                                67,026              65,033
Long-term post-retirement liabilities                        60,998              60,107
Other long-term liabilities                                  27,966              28,730
                                                          ---------           ---------
                                                            363,375             362,255
Commitments and contingencies

Redeemable preferred stock                                   79,227              76,428
                                                          ---------           ---------
Stockholders' equity (deficit):
    Preferred stock                                              34                  34
    Issuable preferred stock                                 21,731              21,731
    Common stock                                                297                 216
    Warrants                                                 11,389              15,433
    Capital in excess of par value                          102,366              98,403
    Accumulated deficit                                    (157,806)           (127,443)
    Accumulated other comprehensive loss                    (14,155)            (13,000)
                                                          ---------           ---------
                                                            (36,144)             (4,626)
                                                          ---------           ---------
                                                          $ 577,648           $ 625,361
                                                          =========           =========

-------------------------------------------
See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                   2001               2000
--------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income (loss)                                            $(27,564)          $  2,450
    Adjustments to reconcile net income (loss) to
       cash provided by (used in) operating activities:
           Depreciation and amortization                           30,084             28,179
           Provision for related party accounts                    19,500                 --
           Gain on sale of property, plant and equipment             (270)            (4,139)
           Other                                                     (332)               (32)
    Decrease in cash resulting from changes in
       assets and liabilities                                     (22,745)           (24,727)
                                                                 --------           --------
                                                                   (1,327)             1,731

--------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Expenditures for property, plant and equipment                (17,882)           (24,805)
    Deposit of sale proceeds into escrow account                  (13,348)           (10,000)
    Withdrawal of funds from escrow account                        13,348             18,267
    Proceeds from sale of property, plant and equipment            13,512              8,066
    Payments for strategic alliances with customers                (1,136)            (1,775)
    Other                                                          (1,074)            (1,758)
                                                                 --------           --------
                                                                   (6,580)           (12,005)

--------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Principal payments of long-term debt                             (946)            (1,022)
    Net draws on revolving credit facility                         10,734              7,454
    Other, primarily financing fees                                  (737)              (570)
                                                                 --------           --------
                                                                    9,051              5,862

--------------------------------------------------------------------------------------------
 Cash and equivalents:
    Increase (decrease) in cash and cash equivalents                1,144             (4,412)
    Balance, beginning of period                                    4,532              5,278
                                                                 --------           --------
    Balance, end of period                                       $  5,676           $    866
                                                                 ========           ========

--------------------------------------------------------------------------------------------
 Supplemental disclosure of cash flow information:
    Interest payments, net                                       $ 13,754           $ 14,132
                                                                 ========           ========

-------------------------
See Notes to Condensed Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - MANAGEMENT'S RESPONSIBILITY

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

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

NOTE 2 - ORGANIZATION OF THE COMPANY

         The Company, formed in January 1997, is an indirect subsidiary of Consumers Packaging Inc. ("Consumers"). See Note 5 - Liquidity - Subsequent Events.

         On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended, among Consumers, Owens-Brockway Glass Container Inc. ("Owens") and the former Anchor Glass Container Corporation ("Old Anchor"), the Company (the rights and obligations of Consumers having been assigned to the Company) and Owens acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor (the "Anchor Acquisition"). Old Anchor was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

         The Company is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC") each of which is controlled through G&G Investments, Inc. ("G&G"), the majority owner of Consumers. See Note 5 - Liquidity - Subsequent Events. The Company engages in a variety of transactions with Consumers and GGC. These transactions include bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services. See Note 4 - Related Party Information.

         During the quarter ended June 30, 2001, certain Anchor warrant holders exercised 808,740 warrants to purchase common stock of Anchor. This resulted in the increase in the percentage of minority interest from 33.9% at the beginning of the quarter to 51.9% at June 30, 2001, based on outstanding common stock. Consumers U.S. would continue to own approximately 59.5% of Anchor's equity on a fully diluted basis, giving effect to the exercise of all warrants and the conversion of Anchor's convertible preferred stock.

NOTE 3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

         The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. During the first half of 2001, a loss of approximately $971 was recognized in cost of products sold related to these futures. The Company recorded the fair market value of the outstanding futures, approximately $1,155, as a liability and accumulated other comprehensive income on the balance sheet as of June 30, 2001. In the quarter ended June 30, 2001, the Company entered into put options for purchases of natural gas. These put options do not qualify as an effective cash flow hedge for natural gas purchases. As a result of these contracts, the Company recognized a derivative loss of $172 in the second quarter of 2001.

NOTE 4 - RELATED PARTY INFORMATION

         At June 30, 2001, G&G, Consumers and their affiliates owe Anchor approximately $27,000, in addition to the advance to affiliate receivable of approximately $17,300, while Anchor owes G&G, Consumers and their affiliates approximately $11,400 (of which approximately $9,700 relates to the allocation of the write-off of certain software costs and is the subject of litigation. See
Part II Item 1. Legal Proceedings.) Additionally, Anchor holds an investment in 1,842,000 common shares of Consumers.

         As a result of the Consumers announcement to sell substantially all of its Canadian glass producing assets to Owens-Illinois, Inc. ("O-I"), see Note 5
- Liquidity - Subsequent Events, Anchor recorded a charge to earnings during the quarter ended June 30, 2001, of $19,500 ($26,258 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against the Consumers filing under the Companies' Creditors Arrangement Act ("CCAA").

         In 2000 and 1999, in connection with the management agreement with G&G, Anchor accrued $250 and $296, respectively, for out-of-pocket costs associated with the agreement. No costs have been accrued in 2001.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from the Company to G&G of approximately $17,300 in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II - Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing scheduled for August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1,086 is due for the period October 1, 2000 through June 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part II - Item 1. Legal Proceedings.

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

         A special committee of the Board has been appointed to review these transactions and has held several meetings since its appointment.

NOTE 5 - LIQUIDITY

Anchor

         Certain events described below may result in the Company having to make a purchase offer for approximately $200 million of indebtedness, which the Company may not be able to fund. In such event, the Company may be in default under such debt obligations and other obligations that would be cross-defaulted. See "Subsequent Events" below.

         The Company's results of operations were significantly impacted by the cost of natural gas in the first half of 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

         The Company's principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility and proceeds from sales of discontinued manufacturing facilities. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales volumes from its supply agreements with major customers. No assurance can be given that these efforts will be successful or if successful, they will provide sufficient liquidity to meet the Company's needs. Unexpected cash needs resulting from an unusual increase in energy or other costs could force the Company to take additional measures, such as reduction in capital asset spending, price increases, production curtailments and consideration of other cost reduction measures.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed above and in "Subsequent Events" below, additional measures may be required, including sales of assets and consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowing to continue its operations and to meet its obligations as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under the Replacement Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

Consumers

         On February 2, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through an indirect, wholly-owned subsidiary, Consumers U.S., Inc. ("Consumers U.S."), announced a suspension of interest payments on its senior notes maturing in 2007 and the senior secured notes of Consumers International Inc. maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. In March 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also announced the appointment of Graeme Eadie as Chief Financial Officer.

         On May 23, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through Consumers U.S., filed for protection under the CCAA, with the Ontario Superior Court of Justice, in order to provide an orderly process and time to complete its restructuring. The restructuring may affect some or all of Consumers loan obligations with regard to payment terms or the conversion of that debt to other forms of security, attracting new capital or a sale of some or all of its business. The Order of the Ontario Superior Court of Justice stays legal proceedings against Consumers until August 15, 2001 pursuant to an extension granted on June 18, 2001, unless further extended by the court, and authorizes Consumers to develop a restructuring plan for future operations. In a subsequent order regarding the CCAA filing, the Ontario Superior Court of Justice established July 5, 2001 as the deadline for the submission of restructuring or purchase proposals by third parties.

Subsequent Events

         On August 3, 2001, Consumers and O-I announced an agreement whereby O-I will acquire substantially all of Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. Anchor has been informed by its Chairman and Chief Executive Officer, John J. Ghaznavi, that he has entered into a letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I has agreed to purchase from Consumers.

         Management of Anchor believes, upon the advice of its counsel, these transactions will trigger a "change in control" as defined in the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") and its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") (the "Indentures"). Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor's credit facility provided by Bank of America (the "Replacement Credit Facility") and would create an event of default under various equipment leases. On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, the proposed sale of Consumers' assets, including the Consumers U.S. stock, to O-I, the subsequent proposed sale of the Consumers U.S. stock to Mr. John J. Ghaznavi and the settlement documents with Owens and what action , if any, to take in connection therewith. If the special committee determines that the sale of the stock of Consumers U.S. and /or the sale of Consumers' Canadian assets to O-I or the subsequent sale of Consumers U.S. stock to Mr. Ghaznavi, constitutes a change in control, the special committee may be required to recommend to the Board that the Company take action to protect the rights of the Company, its shareholders and other constituents, including seeking to modify the proposed transaction, litigation, negotiation with the holders of the First Mortgage Notes and the Senior Notes or such other appropriate action to protect the Company. However, there can be no assurance as to the outcome of these or other alternatives. On August 13, 2001, certain members of the Board requested certain information from Mr. Ghaznavi related to his agreement to acquire the stock of Consumers U.S. from O-I.
To date, Mr. Ghaznavi has not provided this information.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa Industrial, S.A. de C.V. ("Fevisa"), a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which gives Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a "change in control" as defined in the Indentures. Fevisa has agreed to forbear on a day to day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would also constitute a "change in control" and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described in the foregoing paragraph, the Company would be unable to do.

         The foregoing represent significant uncertainties as to the future financial position of Anchor. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company's outside auditors rendered a qualified opinion on the Company's financial statements for the year ended December 31, 2000. The failure by the Company to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent, for which the Company received a waiver.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Sales. Net sales for the second quarter of 2001 were $180.0 million compared to $175.1 million for the second quarter of 2000, an increase of $4.9 million, or 2.8%. Net sales for the first half of 2001 were $349.4 million and $329.0 million for the comparable period of 2000. This $20.4 million or 6.2% increase in net sales was principally a result of the increase in shipment volume (8.3%), particularly in the beer product line, primarily associated with the Southeast Agreement (see "Liquidity and Capital Resources" below), the natural gas related price recovery program discussed below and general price increases. These increases were offset by a reduction in sales in the first six months of 2001 as compared to 2000, due to a change in the way certain packaging materials are sold to a certain customer. This change results in a comparable reduction in cost of products sold in 2001. Net sales, adjusted for the packaging change, would have increased by $44.2 million or 13.4%

         Cost of Products Sold. The Company's cost of products sold in the second quarter and the first half of 2001 were $163.3 million and $328.8 million, respectively (or 90.7% and 94.1%, respectively, of net sales), while the cost of products sold for the second quarter of 2000 and the first half of 2000 were $159.3 million and $302.9 million, respectively (or 90.9% and 92.0%, respectively, of net sales). This increase in the cost of products sold for the first six months of 2001 as compared with the first six months of 2000 principally reflects the increases in net sales noted above. In addition, the Company has continued to experience significant increases in the cost of natural gas as compared to the same period of the preceding year. These increased prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $18.2 million compared to the comparable period of 2000. Additionally, the Company has incurred higher freight costs in 2001 resulting partially from the higher fuel prices. In addition, the high costs of natural gas in December 2000 contributed to the Company's decision to reduce manufacturing production in that month. The carryover effect of this decision resulted in approximately $1.0 million of unabsorbed overhead costs, negatively impacting results of operations in early 2001. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $15.0 million was recovered through this program in the first six months of 2001 and is included in net sales.

         Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 2001 were approximately $14.1 million (or 4.0% of net sales), while selling and administrative expenses for the comparable period of 2000 were $15.5 million (or 4.7% of net sales). This decrease is attributable to a focus on overall cost reduction, including reducing personnel related costs, data processing costs and support costs of related parties.

         Provision for related party accounts. As a result of the Consumers announcement to sell substantially all of its Canadian glass producing assets to O-I, see Note 5 - Liquidity - Subsequent Events, Anchor recorded a charge to earnings during the quarter ended June 30, 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against the Consumers CCAA filing.

         Other Income, net. Other income, net for the first six months of 2001 was $0.3 million compared to $7.2 million for the comparable period of 2000. Other income for the six months ended June 30, 2000 included the gain on sale of approximately $6.1 million, of the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, Inc. ("Anheuser-Busch").

         Interest Expense. Interest expense for the first half of 2001 decreased approximately $0.4 million compared to the first half of 2000, due primarily to lower interest rates offset by higher average outstanding borrowings under the Replacement Credit Facility and less interest incurred on related party liabilities.

         Net Income (Loss). The Company recorded a net loss in the second quarter of 2001 of approximately $17.0 million as compared to a net income of $0.6 million in the second quarter of 2000. Excluding the provision for related party accounts of $19.5 million, the Company would have recorded net income of approximately $2.5 million. This improvement in earnings results from increased sales volume, general price increases and reduced selling, general and administrative costs. The Company had a year to date loss of $27.6 million compared to net income of $2.4 million in the prior year. The results of the first half of 2000 included a gain on the sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Houston, Texas facility, both included in Other income, net. Excluding these sales transactions, the Company would have reported a loss of approximately $3.7 million in the six months ended June 30, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

         On August 3, 2001, Consumers and O-I announced an agreement whereby O-I will acquire substantially all of Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. Anchor has been informed by its Chairman and Chief Executive Officer, John J. Ghaznavi, that he has entered into a letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I has agreed to purchase from Consumers.

         Management of Anchor believes, upon the advice of its counsel, these transactions will trigger a "change in control" as defined in the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") and its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") (the "Indentures"). Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor's credit facility provided by Bank of America (the "Replacement Credit Facility") and would create an event of default under various equipment leases. On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, the proposed sale of Consumers' assets, including the Consumers U.S. stock, to O-I, the subsequent proposed sale of the Consumers U.S. stock to Mr. John J. Ghaznavi and the settlement documents with Owens and what action , if any, to take in connection therewith. If the special committee determines that the sale of the stock of Consumers U.S. and /or the sale of Consumers' Canadian assets to O-I or the subsequent sale of

Consumers U.S. stock to Mr. Ghaznavi, constitutes a change in control, the special committee may be required to recommend to the Board that the Company take action to protect the rights of the Company, its shareholders and other constituents, including seeking to modify the proposed transaction, litigation, negotiation with the holders of the First Mortgage Notes and the Senior Notes or such other appropriate action to protect the Company. However, there can be no assurance as to the outcome of these or other alternatives. On August 13, 2001, certain members of the Board requested certain information from Mr. Ghaznavi related to his agreement to acquire the stock of Consumers U.S. from O-I. To date, Mr. Ghaznavi has not provided this information.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa Industrial, S.A. de C.V. ("Fevisa"), a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which gives Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a "change in control" as defined in the Indentures. Fevisa has agreed to forbear on a day to day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would constitute a "change in control" and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described in the foregoing paragraph, the Company would be unable to do.

         The foregoing represent significant uncertainties as to the future financial position of Anchor. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company's outside auditors have rendered a qualified opinion on the Company's financial statements for the year ended December 31, 2000. The failure by the Company to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement, for which the Company received a waiver.

         On February 2, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through an indirect, wholly-owned subsidiary, Consumers U.S., announced a suspension of interest payments on its senior notes maturing in 2007 and the senior secured notes of Consumers International Inc. maturing in 2005, until it has reached agreement on restructuring this part of Consumers' capital structure. In March 2001, Consumers announced the appointment of Brent Ballantyne as its Chief Restructuring Officer and Chief Executive Officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also announced the appointment of Graeme Eadie as Chief Financial Officer.

         On May 23, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through Consumers U.S., filed for protection under the Companies' Creditors Arrangement Act ("CCAA"), with the Ontario Superior Court of Justice, in order to provide an orderly process and time to complete its restructuring. The restructuring may affect some or all of Consumers loan obligations with regard to payment terms or the conversion of that debt to other forms of security, attracting new capital or a sale of some or all of its business. The Order of the Ontario Superior Court of Justice stays legal proceedings against Consumers until August 15, 2001 pursuant to an extension granted on June 18, 2001, unless further extended by the court, and authorizes Consumers to develop a restructuring plan for future operations. In a subsequent order regarding the CCAA filing, the Ontario Superior Court of Justice established July 5, 2001 as the deadline for the submission of restructuring or purchase proposals by third parties.

         G&G, Consumers and their affiliates owe Anchor approximately $27.0 million, in addition to the advance to affiliate receivable of approximately $17.3 million, while Anchor owes G&G, Consumers and their affiliates approximately $11.4 million (of which approximately $9.7 million relates to the allocation of the write-off of certain software costs and is the subject of litigation. See Part II Item 1. Legal Proceedings.)

         As a result of the Consumers announcement to sell substantially all of its Canadian glass producing assets to O-I, Anchor recorded a charge to earnings in the quarter ended June 30, 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against the Consumers CCAA filing.

         In the first half of 2001, operating activities used $1.3 million in cash as compared to $1.7 million of cash provided in the same period of 2000. This increase in the use of cash reflects the decline in earnings and changes in working capital items. Accounts receivable at June 30, 2001 increased approximately $21.9 million (notwithstanding the provision for related party receivables) as compared with the 2000 year end, consistent with the increase in net sales. Inventory levels decreased approximately $14.8 million in 2001. The Company has reduced accounts payable approximately $16.0 million since year end 2000. Cash outlays for natural gas purchases in the six months ended June 30, 2001 increased approximately $18.2 million over 2000 levels, as a result of the increased prices for natural gas. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $15.0 million was recovered through this program in the first half of 2001.

         Cash consumed in investing activities for the first half of 2001 and 2000 were $6.6 million and $12.0 million, respectively. Capital expenditures in the six months ended June 30, 2001 were $17.9 million compared to $24.8 million in the same period of 2000. To fund capital expenditures as provided for under the terms of the indentures, the Company applied cash deposited into escrow, of $13.3 million and $18.3 million, respectively, in the first half of 2001 and 2000. These escrowed funds were the proceeds of sale or sale-leaseback transactions in 1999, 2000 and 2001.

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

         At July 23, 2001, advances outstanding under the Replacement Credit Facility were $61.9 million, borrowing availability was $26.6 million and total outstanding letters of credit on this facility were $8.4 million. Net cash of $9.0 million was provided in financing activities in the first half of 2001, principally reflecting borrowings under the Replacement Credit Facility.

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

         In 2000, the Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001 (the "Southeast Agreement"). To meet the expanded demand from the supply contract and increase production efficiency, the Company invested approximately $18.0 million in new equipment in 2000 for its Jacksonville plant, funded through the proceeds from the sale of the Houston plant, certain leasing transactions and internal cash flows.

In December 1999, the Company entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, in December 1999, December 2000, March 2001 and April 2001, the Company financed approximately $8.2 million, $4.2 million, $7.8 million and $5.4 million, respectively, of the expansion through sale leaseback arrangements.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17.3 million toward that end. This amount was funded by G&G through a loan from the Company to G&G of approximately $17.3 million in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II - Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing scheduled for August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1.1 million is due for the period October 1, 2000 through June 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part II - Item 1. Legal Proceedings.

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

         - the Company's ability to obtain additional future debt financing may be limited, and

         - the level of indebtedness could limit the Company's flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in the remainder of 2001, including interest expense on the First Mortgage Notes, the Senior Notes and advances under the Replacement Credit Facility, capital expenditures of approximately $22.0 million and payment of the $2.9 million litigation settlement as discussed in Part II - Item 1. Legal Proceedings. In addition, the Company anticipates purchases of natural gas at higher prices during 2001 and estimates that its cash outlays for purchases of natural gas, based on current natural gas prices, will increase by approximately $19.0 million over 2000 levels. The Company expects to partially offset this impact through the cost recovery program implemented in 2000. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         The Company's results of operations were significantly impacted by the cost of natural gas in the first half of 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans in 2001.

         The Company's principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility and proceeds from sales of discontinued manufacturing facilities. Because of the change in control that would occur upon consummation of the announced sale of assets and Consumers U.S. stock from Consumers to O-I, the Company may not have the ability to borrow additional funds, substantially all of its assets have been pledged and the Company may be unable to raise needed cash from the sale of discontinued manufacturing facilities or other assets. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales volumes from its supply agreements with major customers. No assurance can be given that the Company can accomplish these plans. Unexpected cash needs resulting from an unusual increase in energy or other costs could force the Company to take additional measures, such as reduction in capital asset spending, price increases, production curtailments and consideration of other cost reduction measures.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed above, additional measures may be required, including sales of assets and consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowing to continue its operations and to meet its obligation as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under the Replacement Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

     IMPACT OF INFLATION

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced significant cost increases in specific materials and energy, primarily due to the abnormally high energy costs experienced during the year, and has not been fully able to pass on inflationary cost increases to its customers for several years, although it did realize some price relief in 2001.

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

         - the Company's debt levels and ability to obtain financing and service debt,

         - competitive pressures and trends in the glass container industry,

         -        prevailing interest rates,

         -        legal proceedings and regulatory matters, and

         -        general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the restructuring of Consumers; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Replacement Credit Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. The Company's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant. The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. Also, the Company may enter into put options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.


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

         On June 22, 2001, the stockholders of the Company identified in the first paragraph of this Item 1 commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs are seeking an order directing that the Company hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting.

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

         On November 6, 2000, the Company and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant the Company and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, the Company and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the settlement (including mutual releases) and the limited license agreement is being negotiated. The Company believes that it has reached agreement with Owens on all of the terms of the definitive documentation of the settlement. Under the settlement, the Company, Consumers and GGC will pay an aggregate of $5.0 million to Owens. The Company estimated its allocation of this settlement to be $2.9 million, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1.2 million, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings. The special committee of the Board has been directed by the Board to review the terms of this settlement and the terms of the sale by Consumers to OI.

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

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits

                           None

         b.       Reports on Form 8-K

                           Current Report on Form 8-K dated May 23, 2001 and filed May 31, 2001 pursuant to Item 5, filing, as an exhibit, a press release regarding the announcement of Consumers that it obtained an Order of the Ontario Superior Court of Justice under the Companies' Creditors Arrangement Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANCHOR GLASS CONTAINER CORPORATION

Date:  August 20, 2001                        /s/ Dale A. Buckwalter
                                              ----------------------------------
                                              Dale A. Buckwalter
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Duly Authorized Officer)