Form 10-Q
period 2001-09-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2001-11-02
CIK 1052163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-233-59

ANCHOR GLASS CONTAINER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3417812

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Anchor Plaza, 4343 Anchor Plaza Parkway, Tampa, FL	33634-7513

(Address of principal executive offices)	(Zip Code)

813-884-0000

(Registrant’s telephone number, including area code)

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

Yes        No .

Number of shares outstanding of each class of common stock at September 30, 2001:
3,355,665 shares

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Statements of Operations and Comprehensive Income (Loss) -

Nine and Three Months Ended September 30, 2001 and 2000	3

Condensed Balance Sheets -

September 30, 2001 and December 31, 2000	4

Condensed Statements of Cash Flows -

Nine Months Ended September 30, 2001 and 2000	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About

Market Risk	19

PART II — OTHER INFORMATION	20

SIGNATURES	23

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$539,464	$492,712	$190,124	$163,729

Costs and expenses:

Cost of products sold	503,512	453,487	174,775	150,635

Selling and administrative expenses	21,114	22,806	7,020	7,229

Provision for related party accounts	19,500	—	—	—

Litigation settlement	—	2,300	—	2,300

Income (loss) from operations	(4,662)	14,119	8,329	3,565

Other income (expense), net	(2)	6,293	(355)	11

Interest expense	(21,932)	(22,169)	(7,006)	(7,783)

Net income (loss)	(26,596)	(1,757)	968	(4,207)

Preferred stock dividends	(10,543)	(10,514)	(3,515)	(3,543)

Loss applicable to common stock	$(37,139)	$(12,271)	$(2,547)	$(7,750)

Basic and diluted net loss per share applicable to common stock	$(7.07)	$(2.34)	$(0.49)	$(1.48)

Basic and diluted weighted average number of common shares outstanding	5,251,356	5,251,356	5,251,356	5,251,356

Other comprehensive income (loss):

Net income (loss)	$(26,596)	$(1,757)	$968	$(4,207)

Other comprehensive loss:

Derivative loss	(1,467)	—	(312)	—

Comprehensive income (loss)	$(28,063)	$(1,757)	$656	$(4,207)

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED BALANCE SHEETS
(dollars in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)

ASSETS
Current assets:

Cash and cash equivalents	$3,893	$4,532

Accounts receivable	59,654	60,372

Inventories:

Raw materials and manufacturing supplies	22,243	22,408

Finished products	84,312	103,113

Other current assets	5,367	9,765

Total current assets	175,469	200,190

Property, plant and equipment, net	269,992	293,724

Other assets	24,803	28,016

Intangible pension asset	25,822	25,822

Advance to affiliate	17,446	17,330

Strategic alliances with customers	9,891	12,451

Goodwill	45,596	47,828

	$569,019	$625,361

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Revolving credit facility	$55,730	$58,957

Current maturities of long-term debt	2,073	1,937

Accounts payable	49,798	55,285

Accrued expenses	28,313	42,335

Accrued interest	8,671	5,686

Accrued compensation and employee benefits	22,727	27,104

Total current liabilities	167,312	191,304

Long-term debt	206,925	208,385

Long-term pension liabilities	61,486	65,033

Long-term post-retirement liabilities	61,856	60,107

Other long-term liabilities	27,701	28,730

	357,968	362,255

Commitments and contingencies

Redeemable preferred stock	80,627	76,428

Stockholders’ equity (deficit):

Preferred stock	34	34

Issuable preferred stock	21,731	21,731

Common stock	335	216

Warrants	9,457	15,433

Capital in excess of par value	104,260	98,403

Accumulated deficit	(158,238)	(127,443)

Accumulated other comprehensive loss	(14,467)	(13,000)

	(36,888)	(4,626)

	$569,019	$625,361

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(26,596)	$(1,757)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation and amortization	42,281	42,474

Provision for related party accounts	19,500	—

Gain on sale of property, plant and equipment	(431)	(4,138)

Litigation settlement	—	2,300

Other	(349)	(222)

Decrease in cash resulting from changes in assets and liabilities	(14,732)	(20,201)

	19,673	18,456

Cash flows from investing activities:

Expenditures for property, plant and equipment	(26,160)	(28,372)

Deposit of sale proceeds into escrow account	(13,348)	(10,000)

Withdrawal of funds from escrow account	13,348	18,267

Proceeds from sale of property, plant and equipment	13,974	8,069

Payments for strategic alliances with customers	(1,402)	(2,750)

Other	(1,311)	(2,164)

	(14,899)	(16,950)

Cash flows from financing activities:

Principal payments of long-term debt	(1,377)	(1,488)

Net repayments on revolving credit facility	(3,227)	(3,290)

Other, primarily financing fees	(809)	(778)

	(5,413)	(5,556)

Cash and equivalents:

Decrease in cash and cash equivalents	(639)	(4,050)

Balance, beginning of period	4,532	5,278

Balance, end of period	$3,893	$1,228

Supplemental disclosure of cash flow information:

Interest payments, net	$17,140	$17,361

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 — Management’s Responsibility

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Anchor Glass Container Corporation (the “Company” or “Anchor”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

         Certain reclassifications have been made to prior year financial statements to be consistent with the current year presentation.

NOTE 2 — Organization of the Company

         The Company, formed in January 1997, is an indirect subsidiary of Consumers Packaging Inc. (“Consumers”) through its parent Consumers U.S., Inc. (“Consumers U.S.”), a wholly-owned indirect subsidiary of Consumers.

         On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended, among Consumers, Owens-Brockway Glass Container Inc. (“Owens”) and the former Anchor Glass Container Corporation (“Old Anchor”), the Company (the rights and obligations of Consumers having been assigned to the Company) and Owens acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor (the “Anchor Acquisition”). Old Anchor was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

         The Company is part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. (“GGC”) each of which is controlled through G&G Investments, Inc. (“G&G”), the majority owner of Consumers. See Note 6 – Liquidity.

         The Company has historically engaged in a variety of transactions with Consumers and GGC. These transactions included bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company’s mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services. On October 1, 2001, Consumers announced that it had completed the sale of its Canadian glass producing assets to a subsidiary of Owens-Illinois, Inc. (“O-I”). With the sale of Consumers’ Canadian glass producing assets, Anchor and Consumers have separated activities related to these functions as of October 1, 2001. See Note 6 – Liquidity.

         During the second and third quarters of 2001, certain Anchor warrant holders exercised 1,195,178 warrants to purchase common stock of Anchor. This resulted in an increase in the percentage of minority interest from 33.9% at the beginning of the year to 45.9% at September 30, 2001, based on outstanding common stock. Consumers U.S. continues to own approximately 59.5% of Anchor’s equity on a fully diluted basis, giving effect to the exercise of all warrants and the conversion of Anchor’s convertible preferred stock. See Note 5 – Stockholders Rights Plan and Note 6 – Liquidity.

         On September 5, 2001, Mr. John J. Ghaznavi was removed as chairman and chief executive officer of Anchor by a vote of the majority of the members of the Board of Directors of Anchor. He continues as a director of Anchor.

NOTE 3 – Accounting for Derivative Instruments and Hedging Activities

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

         The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. During the nine months ended September 30, 2001, a loss of approximately $2,271 was recognized in cost of products sold related to these futures. The Company recorded the fair market value of the outstanding futures, approximately $1,467, as a liability and accumulated other comprehensive income on the balance sheet as of September 30, 2001. In the nine months ended September 30, 2001, the Company entered into put options for purchases of natural gas. These put options do not qualify as an effective cash flow hedge for natural gas purchases. As a result of these contracts, the Company recognized a derivative loss of $545 in the nine months ended September 30, 2001.

NOTE 4 — Related Party Information

         At September 30, 2001, before the provision noted below, G&G, Consumers and their affiliates owe Anchor approximately $26,500, in addition to the advance to affiliate receivable of approximately $17,300, while Anchor owes G&G, Consumers and their affiliates approximately $12,000 (of which approximately $9,700 relates to the allocation of the write-off of certain software costs and is the subject of litigation. See Part II Item 1. Legal Proceedings.) Additionally, Anchor holds an investment in 1,842,000 common shares of Consumers.

         As a result of Consumers’ announcement of its intention to sell its Canadian glass producing assets to O-I, see Note 6 – Liquidity – Consumers, and Consumers’ filing under the Canadian Companies’ Creditors Arrangement Act (“CCAA”), Anchor recorded a charge to earnings during the second quarter of 2001 of $19,500 ($26,258 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its filing under the CCAA. Anchor has continued and will continue to bill and collect for services, sales of assets and costs incurred on behalf of Consumers and its affiliates and has appropriately reserved for potentially uncollectible amounts.

         In 2000 and 1999, in connection with the management agreement with G&G, Anchor accrued $250 and $296, respectively, for out-of-pocket costs associated with the agreement. No costs have been accrued in 2001.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from the Company to G&G of approximately $17,300 in September 1998 (the “G&G Loan”). The funds for the G&G Loan were obtained through a borrowing under the Anchor $110.0 million revolving credit facility entered into in conjunction with the Anchor Acquisition (the “Original Credit Facility”). The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II — Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing held in August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the “Loan and Security Agreement”), the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the “Replacement Note”). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1,710 is due for the period October 1, 2000 through September 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part II – Item 1. Legal Proceedings.

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

         A special committee of the Board has been appointed to review these transactions and has held several meetings since its appointment. The special committee has issued a demand letter to G&G and certain affiliates of G&G, requesting reimbursement to Anchor of the amounts paid as rebates.

NOTE 5 – Stockholders Rights Plan

         On September 26, 2001, the Board of Directors of Anchor adopted a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, stock purchase rights (“Rights”) will be distributed as a dividend to all stockholders at the rate of one Right for each share of Anchor common stock held of record as of the close of business on September 26, 2001. Each Right entitles the registered holder, upon the occurrence of certain events, to purchase from Anchor one one-thousandth of a share of Series C Junior Participating Preferred Stock (the “Preferred Stock”), at a price of $0.01 per one one-thousandth of a share (the “Purchase Price”), subject to adjustment. The Rights are not exercisable until the distribution date, as defined. The Rights will expire at the close of business on September 26, 2003, unless earlier redeemed or exchanged by the Company in accordance with the Rights Plan. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. On September 27, 2001, the Rights Plan was amended for a clarification. On October 31, 2001, the Rights Plan was amended to extend the Rights to the holders of Anchor’s Series A Preferred Stock and Series B Preferred Stock. The Board of Directors of Anchor, prior to the distribution date of the Rights, may amend any of the provisions of the Rights Agreement.

         On October 5, 2001 an action was filed by Consumers U.S., against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful. See Part II – Item 1. Legal Proceedings.

         The acquisition of the stock of Consumers U.S. (and the equity interest in Anchor) by either O-I or Mr. Ghaznavi may result in the Rights becoming exercisable. See Note 6 – Liquidity – Consumers.

NOTE 6 – Liquidity

Anchor

         Certain events described below may result in the Company having to make a purchase offer for approximately $200 million of indebtedness, which the Company may not be able to fund. In such event, the Company may be in default under such debt obligations and other obligations would be cross-defaulted. See “Consumers” below.

         The Company’s results of operations were significantly impacted by the cost of natural gas in 2000 and 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company’s results of operations or liquidity plans; however, energy costs have softened considerably in recent months and are currently having a favorable impact on the Company’s costs. There can be no assurance that this trend will continue.

         The Company’s principal sources of liquidity through the end of 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility and proceeds from sales of discontinued manufacturing facilities. The Company’s plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales from its supply agreements with major customers. While the initial positive effects of the implementation of these plans are currently being realized, there can be no assurance that these efforts will continue to be successful or if successful, that they will provide sufficient liquidity to meet the Company’s needs.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company’s control. Should the Company suffer material adverse conditions from the issues discussed in this Note 6, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligations as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under Anchor’s $110.0 million credit facility provided by Bank of America (the “Replacement Credit Facility”)or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

Consumers

         On February 2, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through an indirect, wholly-owned subsidiary, Consumers U.S., announced a suspension of interest payments on its senior notes maturing in 2007 and the senior secured notes of Consumers International Inc. maturing in 2005, until it has reached agreement on the restructuring of Consumers. In March 2001, Consumers appointed Brent Ballantyne as its chief restructuring officer and chief executive officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also appointed Graeme Eadie as chief financial officer.

         On May 23, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through Consumers U.S., filed for protection under the Canadian CCAA, with the Ontario Superior Court of Justice, in order to provide an orderly process and time to complete its restructuring.

         On August 3, 2001, Consumers and O-I announced an agreement whereby O-I would acquire Consumers’ Canadian glass producing assets as well as the stock of Consumers U.S. Anchor was informed by its former chairman and chief executive officer, John J. Ghaznavi, that he entered into a non-binding letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I agreed to purchase from Consumers. The Ontario Court of Justice approved the sale of Consumers’ Canadian glass producing assets and stock of Consumers U.S. to O-I on August 31, 2001, subject to any needed regulatory approval. The asset sale was completed on October 1, 2001. Consumers has not received regulatory approval to sell the stock of Consumers U.S. to O-I.

         Management of Anchor believes, upon the advice of its counsel, that the sale of the Canadian glass producing assets by Consumers to O-I does not constitute a “change in control” as defined in the indentures governing Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the “First Mortgage Notes”) and its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the “Senior Notes”) (the “Indentures”). Management of Anchor believes, upon the advice of its counsel, that the acquisition of the stock of Consumers U.S. by O-I or Mr. Ghaznavi will trigger a “change in control” as defined in the Indentures. Upon a “change in control” as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under the Replacement Credit Facility and would create an event of default under various equipment leases.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa Industrial, S.A. de C.V. (“Fevisa”), a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which give Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a “change in control” as defined in the Indentures. Fevisa has agreed to forbear on a day-to-day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would also constitute a “change in control” and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described above, the Company would be unable to do.

         On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, (i) the proposed sale of Consumers’ assets, including the Consumers U.S. stock, to O-I, (ii) the subsequent proposed sale of the Consumers U.S. stock to Mr. Ghaznavi, (iii) the settlement documents with Owens related to the patent litigation and (iv) the refinancing or restructuring of the First Mortgage Notes and the Senior Notes and what action, if any, to take in connection therewith.

         On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate U.S. Federal and Florida antitrust laws as well as tortiously interfere with Anchor’s Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the Federal Trade Commission (the “FTC”). To date, Anchor has not received notice from O-I that a filing with the FTC has been made.

Subsequent Events

         On October 5, 2001 an action was filed by Consumers U.S., in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan (see Note 5) adopted by the Anchor Board of Directors on September 26, 2001, and the amendment dated September 27, 2001, is unlawful and that certain members of the Board of Directors breached their fiduciary duties of loyalty, good faith and care and have acted unlawfully in adopting the Rights Plan. Through this action in the Delaware court, Consumers U.S. seeks injunctive relief to, among other things, prevent the application of the Rights Plan to the proposed sale of the stock of Consumers U.S. to O-I. The complaint also seeks declaratory relief and damages with respect to the actions associated with the adoption of the Rights Plan by Anchor. The scope of the rights and the holders of the rights may be affected by any final judgment entered in such action. Anchor intends to vigorously defend the claims alleged in the action. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful.

         The foregoing represents significant uncertainties as to the future financial position of Anchor. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company’s outside auditors rendered a qualified opinion on the Company’s financial statements for the year ended December 31, 2000. The failure by the Company to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent, for which the Company received a waiver.

NOTE 7 — Summary of Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 — Business Combinations (“SFAS No. 141”) and No. 142 — Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 – Accounting for Asset Retirement Obligation (“SFAS No. 143”), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. SFAS 143 is effective for financial statements issued for years beginning after June 15, 2002. The Company has not yet determined the impact of adopting SFAS 143.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121 – Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the reporting provisions of Accounting Principles

Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. SFAS 144 is effective for financial statements issued for years beginning after December 15, 2001. The Company has not yet determined the impact of adopting SFAS 144.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Net income for the third quarter was $1.0 million compared to a loss of $4.2 million for the third quarter of 2000. Income from operations improved approximately $2.5 million in the third quarter of 2001 compared to the third quarter of 2000, while income from operations for the nine months ended September 30, 2001 was slightly below that of the comparable period of 2000, by approximately $1.6 million, notwithstanding the unusual items noted below. The Company’s plans to improve operations include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, sale of discontinued manufacturing facilities, as well as increased sales from its supply agreements with major customers. While the initial positive effects of the implementation of these plans is currently being realized, they have been partially offset by the unrecovered high costs of energy experienced in the first nine months of 2001, primarily in the first quarter.

Results of Operations

         Net Sales. Net sales for the third quarter of 2001 were $190.1 million compared to $163.7 million for the third quarter of 2000, an increase of $26.4 million, or 16.1%. Net sales for the nine months ended September 30, 2001 were $539.5 million and $492.7 million for the comparable period of 2000. This $46.8 million, or 9.5%, increase in net sales was principally a result of the increase in shipment volume (10%), particularly in the beer product line, primarily associated with the Southeast Agreement (see “Liquidity and Capital Resources” below), the natural gas related price recovery program discussed below and general price increases. These increases were offset by a reduction in sales, occurring in the first six months of 2001, due to a change in the way certain packaging materials are sold to a certain customer. This change resulted in a comparable reduction in cost of products sold in 2001. Net sales for the nine months ended September 30, 2001, adjusted for the packaging change, would have increased by $70.6 million or 13%.

         Cost of Products Sold. The Company’s cost of products sold in the third quarter and first nine months of 2001 were $174.7 million and $503.5 million, respectively (or 91.9% and 93.3% of net sales), while the cost of products sold for the third quarter of 2000 and first nine months of 2000 were $150.6 million and $453.5 million, respectively (or 92.0% and 92.0% of net sales). This slight increase in the cost of products sold for the nine months ended September 30, 2001 as compared with the comparable period of 2000, principally reflects the increases in net sales noted above. In addition, the Company has continued to experience significant increases in the cost of natural gas as compared to the same period of the preceding year. These increased prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $18.2 million compared to the comparable period of 2000. In addition, the high costs of natural gas in December 2000 contributed to the Company’s decision to reduce manufacturing production in that month. The carryover effect of this decision resulted in approximately $1.0 million of unabsorbed overhead costs, negatively impacting results of operations in early 2001. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $16.5 million was recovered through this program in the first nine months of 2001 and is included in net sales.

         Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 2001 were approximately $21.1 million (or 3.9% of net sales), while selling and administrative expenses for the comparable period of 2000 were $22.8 million (or 4.6% of net sales). This decrease is attributable to a focus on overall cost reduction, including reducing personnel related costs, data processing costs and support costs of related parties.

         Provision for related party accounts. As a result of Consumers’ announcement of its intention to sell its Canadian glass producing assets to O-I, see Note 6 – Liquidity – Consumers, and Consumers’ filing under the CCAA, Anchor recorded a charge to earnings during the quarter ended June 30, 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its CCAA filing.

         Other Income (Expense), net. Other expense, net for the first nine months of 2001 was $0.2 million compared to other income, net of $6.3 million for the comparable period of 2000, which included the gain on sale of approximately $6.1 million of the Company’s previously closed

Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, Inc. (“Anheuser-Busch”).

         Interest Expense. Interest expense for the nine months ended September 30, 2001 decreased approximately $0.2 million compared to the same period of 2000, due primarily to lower interest rates offset by higher average outstanding borrowings under the Replacement Credit Facility and less interest incurred on related party liabilities.

         Net Income (Loss). The Company recorded income in the third quarter of 2001 of approximately $1.0 million as compared to a net loss of $4.2 million in the third quarter of 2000. This improvement in earnings results from increased sales volume, general price increases and reduced selling, general and administrative costs. The Company had a year to date loss of $26.6 million compared to a net loss of $1.8 million in the prior year. Excluding the provision for related party accounts of $19.5 million, the Company would have recorded a net loss of approximately $7.1 million in the first nine months of 2001. The results of the first nine months of 2000 included a gain on the sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Houston, Texas facility, both included in Other income, net and a $2.3 million charge for settlement of litigation with Owens. Excluding these sales transactions, the Company would have reported a loss of approximately $4.3 million in the nine months ended September 30, 2000. Taking all adjustments discussed above into account, the $1.5 million decrease in earnings over the first nine months of the prior year can be attributed to the high cost of natural gas as discussed under “Costs of Products Sold.”

Liquidity and Capital Resources

         On August 3, 2001, Consumers, the majority owner of Anchor on a fully-diluted basis through Consumers U.S., and O-I announced an agreement whereby O-I would acquire Consumers’ Canadian glass producing assets as well as the stock of Consumers U.S. Anchor was informed by its former chairman and chief executive officer, John J. Ghaznavi, that he entered into a non-binding letter of intent with O-I to purchase, individually or through an entity controlled by him, the shares of Consumers U.S. that O-I has agreed to purchase from Consumers. The Ontario Superior Court of Justice approved the sale of Consumers’ Canadian glass producing assets and the stock of Consumers U.S. to O-I on August 31, 2001. The asset sale was completed on October 1, 2001. Consumers has not received regulatory approval to sell the stock of Consumers U.S. to O-I.

         Management of Anchor believes, upon the advice of its counsel, that the sale of the Canadian glass producing assets by Consumers to O-I does not constitute a “change in control” as defined in the Indentures governing Anchor’s First Mortgage Notes and Senior Notes. Management of Anchor believes, upon the advice of its counsel, that the acquisition of the stock of Consumers U.S. by O-I or Mr. Ghaznavi will trigger a “change in control” as defined in the Indentures. Upon a “change in control” as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor’s Replacement Credit Facility and would create an event of default under various equipment leases.

         In addition, G&G and one of its affiliates have pledged common shares of Consumers that they own as collateral for certain indebtedness guaranteed by G&G. This indebtedness, together with the common shares of Consumers pledged as collateral, has been assigned to Fevisa, a Mexican company in which G&G has a 25% ownership interest. Certain defaults on the indebtedness have occurred which give Fevisa the right to foreclose on those common shares. Such a foreclosure would also trigger a “change in control” as defined in the Indentures. Fevisa has agreed to forbear on a day-to-day basis from the exercise of its foreclosure rights. If Fevisa exercises its foreclosure rights, such event would also constitute a “change in control” and require Anchor to make a repurchase offer for the First Mortgage Notes and the Senior Notes, which as described in the foregoing paragraph, the Company would be unable to do.

         On August 13, 2001, the Board of Directors of Anchor formed an independent committee to review, among other things, (i) the proposed sale of Consumers’ assets, including the Consumers U.S. stock, to O-I, (ii) the subsequent proposed sale of the Consumers U.S. stock to Mr. Ghaznavi, (iii) the settlement documents with Owens related to the patent litigation and (iv) the refinancing or restructuring of the First Mortgage Notes and the Senior Notes and what action, if any, to take in connection therewith.

         On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate U.S. Federal and Florida antitrust laws as well as tortiously interfere with Anchor’s Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the FTC. To date, Anchor has not received notice from O-I that a filing with the FTC has been made.

         The foregoing represents significant uncertainties as to the future financial position of Anchor. As a result of the uncertainties surrounding the Consumers restructuring and its impact on Anchor, the Company’s outside auditors have rendered a qualified opinion on the Company’s financial statements for the year ended December 31, 2000. The failure by the Company to obtain an unqualified opinion on its financial statements was an event of default under the Loan and Security Agreement, for which the Company received a waiver.

         At September 30, 2001, before the provision noted below, G&G, Consumers and their affiliates owe Anchor approximately $26.5 million, in addition to the advance to affiliate receivable of approximately $17.3 million, while Anchor owes G&G, Consumers and their affiliates approximately $12.0 million (of which approximately $9.7 million relates to the allocation of the write-off of certain software costs and is the subject of litigation. See Part II Item 1. Legal Proceedings.) Additionally, Anchor holds an investment in 1,842,000 common shares of Consumers.

         As a result of Consumers announcement of its intention to sell its Canadian glass producing assets to O-I, and Consumers’ filing under the CCAA, Anchor recorded a charge to earnings in the second quarter of 2001, of $19.5 million ($26.3 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a provision for related party accounts on the condensed statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its CCAA filing.

         In the first nine months of 2001, operating activities provided $19.7 million in cash as compared to $18.5 million of cash provided in the same period of 2000. This increase in cash provided reflects the slight decline in earnings (before unusual charges/income) and changes in working capital items. Accounts receivable at September 30, 2001 increased approximately $25.2 million (notwithstanding the provision for related party receivables) as compared with the 2000 year end, consistent with the increase in net sales. Inventory levels decreased approximately $19.0 million in 2001. The Company has reduced accounts payable approximately $5.5 million since December 31, 2000 and contributed approximately $7.4 million to its defined benefit pension plan. Cash outlays for natural gas purchases in the nine months ended September 30, 2001 increased approximately $18.2 million over the 2000 levels for the comparable periods, as a result of the increased prices for natural gas. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $16.5 million was recovered through this program in 2001.

         Cash consumed in investing activities for the first nine months of 2001 and 2000 were $14.9 million and $17.0 million, respectively. Capital expenditures in the nine months ended September 30, 2001 were $26.2 million compared to $28.4 million in the same period of 2000. To fund capital expenditures as provided for under the terms of the Indentures, the Company applied cash deposited into escrow, of $13.3 million and $18.3 million, respectively, in the first nine months of 2001 and 2000. These escrowed funds were the proceeds of sale and sale-leaseback transactions in 1999, 2000 and 2001.

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for the $110.0 million Original Credit Facility. In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent, to provide a $100.0 million Replacement Credit Facility. The Replacement Credit Facility enables the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100.0 million. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         At October 15, 2001, advances outstanding under the Replacement Credit Facility were $58.2 million, borrowing availability was $16.0 million and total outstanding letters of credit on this facility were $7.2 million. Net cash of $5.4 million was used in financing activities in the first nine months of 2001, principally reflecting borrowings under the Replacement Credit Facility.

         The Company’s obligations under the Replacement Credit Facility are secured by a first priority lien on all of the Company’s inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of the Company and 902,615 shares of the Company’s Common Stock. In addition, the Company’s obligations under the Loan and Security Agreement are guaranteed by Consumers U.S., the holder of the outstanding Series B Preferred Stock of the Company and 902,615 shares of the Company’s Common Stock.

         The Loan and Security Agreement contains certain covenants that restrict the Company’s ability to take various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions, sales of assets and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The Loan and Security Agreement also contains a financial covenant that requires the Company to maintain a fixed charge coverage ratio.

         In 2000, the Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in

2001 (the “Southeast Agreement”). To meet the expanded demand from the supply contract and increase production efficiency, the Company invested approximately $18.0 million in new equipment in 2000 for its Jacksonville plant, funded through the proceeds from the sale of the Houston plant, certain leasing transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, in December 1999, December 2000, March 2001 and April 2001, the Company financed approximately $8.2 million, $4.2 million, $7.8 million and $5.4 million, respectively, of the expansion through sale leaseback arrangements.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17.3 million toward that end. The G&G Loan was funded by G&G through a loan from the Company to G&G of approximately $17.3 million in September 1998. The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date for the G&G Loan beyond January 1999. See Part II — Item 1. Legal Proceedings. The transaction to purchase a controlling interest in the European glass manufacturer has not closed. Should the transaction not close, the seller is obligated to return the advance to G&G. G&G has demanded the return of the advance plus interest accrued to date and related costs including the devaluation of the Deutschemark. Discussions have been held, but as of this date outstanding issues have not been resolved. In March 2000, G&G commenced an arbitration proceeding against the seller of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. A hearing was held in June 2001, with a follow-up hearing held in August 2001. No decision has been rendered and the outcome of this proceeding is uncertain. In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by the Replacement Note. G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note is payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and has been paid through September 2000. Unpaid interest of $1.7 million is due for the period October 1, 2000 through September 30, 2001. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Any property received by G&G in respect of the arbitration proceeding has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part II – Item 1. Legal Proceedings.

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

The level of the Company’s indebtedness could have important consequences, including:

•	a substantial portion of the Company’s cash flow from operations must be dedicated to debt service,

•	the Company’s ability to obtain additional future debt financing may be limited, and

•	the level of indebtedness could limit the Company’s flexibility in reacting to changes in the industry and economic conditions in general.

         The Company expects significant expenditures in the remainder of 2001, including interest expense on the First Mortgage Notes (approximately $8.4 million paid October 1, 2001), the Senior Notes (approximately $2.5 million paid September 15, 2001) and advances under the Replacement Credit Facility, capital expenditures of approximately $14.0 million and payment of the $2.9 million litigation settlement as discussed in Part II – Item 1. Legal Proceedings. As a result of the higher gas prices in 2001, the Company estimates that its cash outlays for purchases of natural gas, based on current natural gas prices, will increase by approximately $14 million over 2000 levels. The Company has significantly offset this impact through the cost recovery program implemented in 2000. Natural gas costs, however, have softened considerably in recent months, but there is no assurance that this trend will continue. Peak needs are in spring and fall at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         There are currently a number of litigations pending which may consume a portion of Anchor’s liquidity. See Part II — Item 1. Legal Proceedings.

         The Company’s results of operations were significantly impacted by the cost of natural gas in 2000 and in the first nine months of 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company’s results of operations or liquidity plans in 2001.

         The Company’s principal sources of liquidity through 2001 are expected to continue to be funds derived from operations, borrowings under the Replacement Credit Facility and proceeds from sales of discontinued manufacturing facilities. Because of the change in control that would occur upon consummation of the sale of Consumers U.S. stock from Consumers to O-I, the Company may not have the ability to borrow additional funds. Substantially all of its assets have been pledged and the Company may be unable to raise needed cash from the sale of discontinued manufacturing facilities or other assets. The Company’s plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales from its supply agreements with major customers. No assurance can be given that the Company can accomplish these plans.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company’s control. Should the Company suffer material adverse conditions from the issues discussed above, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligation as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under the Replacement Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

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

Seasonality

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company’s shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, the Company has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters, however the Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

Information Concerning Forward-Looking Statements

         With the exception of the historical information contained in this report, the matters described herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning including, statements concerning:

•	the Company’s liquidity and capital resources,

•	the Company’s debt levels and ability to obtain financing and service debt,

•	competitive pressures and trends in the glass container industry,

•	prevailing interest rates,

•	legal proceedings and regulatory matters, and

•	general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the restructuring of Consumers and the proposed sale of Consumers U.S. stock to O-I; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Replacement Credit Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company’s sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant. The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. Also, the Company may enter into put options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

         On October 5, 2001 an action was filed by Consumers U.S., in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan adopted by the Anchor Board of Directors on September 26, 2001, and the amendment dated September 27, 2001, is unlawful and that certain members of the board breached their fiduciary duties of loyalty, good faith and care and have acted unlawfully in adopting the rights plan. Through this action in the Delaware court, Consumers U.S. seeks injunctive relief to, among other things, prevent the application of the Rights Plan to a proposed sale of the stock of Consumers U.S. to O-I. The complaint also seeks declaratory relief and damages with respect to the actions associated with the adoption of the Rights Plan by Anchor. The scope of the rights and the holders of the rights may be affected by any final judgment entered in such action. Anchor intends to vigorously defend the claims alleged in the action. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful.

         On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate Federal and Florida antitrust laws as well as tortiously interfere with Anchor’s Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the FTC. To date, Anchor has not received notice from O-I that a filing with the FTC has been made.

         On October 13, 2000, certain stockholders of the Company, specifically CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the “Plaintiffs”), commenced a shareholder derivative action against certain of the Company’s directors, officers and certain related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to the Company, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege the Company suffered through breach of fiduciary duties (including extension of the G&G promissory note without proper authority and approval of an allocation of write off of certain software costs from Consumers to Anchor), unjust enrichment and usurpation of corporate opportunity of the Company (including the receipt of $15.0 million by Consumers in connection with an agreement to manage the renovation of the Houston facility). The Company is named as a party to the case for procedural purposes but no recovery is sought from the Company. The Company has been advised by the other defendants that they will vigorously defend the action and that they believe they have meritorious defenses.

         On June 22, 2001, the stockholders of the Company identified in the preceding paragraph of this Item 1 commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs are seeking an order directing that the Company hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting. On October 25, 2001, the court ruled that the fifteen classified directors should stand for re-election. If a majority of the continuing directors, as defined in the Indentures, are not re-elected, it may result in a “change in control” as defined in the Indentures.

         On February 16, 2000, Owens commenced an action against the Company and certain of its affiliates, including Consumers and GGC, in the United States District Court for the Southern District of New York. Owens alleged violations of the Technical Assistance and License Agreement (“TALA”) and its resulting termination. Owens sought various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing Owens’ patents and using or disclosing Owens’ trade secrets and (2) damages for breaches of the TALA.

         On November 6, 2000, the Company and its affiliates, including Consumers, reached a settlement concerning all aspects of the Owens dispute. As part of the settlement, Owens will grant the Company and its affiliates a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, the Company and its affiliates, including Consumers, will receive a paid-up license for that technology. Documentation for the settlement (including mutual releases) and the limited license agreement is being negotiated. The Company believes that it has reached agreement with Owens on all of the terms of the definitive documentation of the settlement. Under the settlement, the Company, Consumers and GGC will pay an aggregate of $5.0 million to Owens. The Company estimated its allocation of this settlement to be $2.9 million, based on sales and machine installations. Consumers, GGC and another affiliate will receive a refund of $1.2 million, in the aggregate, of royalties paid previously under protest. Consummation of the settlement will terminate all litigation over the matter, including the federal court suit and an overseas lawsuit, as well as arbitration proceedings. The special committee of the Board has been directed by the Board to review the terms of this settlement and the terms of the sale by Consumers to O-I.

         In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company’s current understanding of the relevant facts and law.

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

None

b.	Reports on Form 8-K

Current Report on Form 8-K dated September 5, 2001 and filed September 12, 2001 pursuant to Item 5, disclosing that John J. Ghaznavi was removed as chairman and chief executive officer of Anchor.

Current Report on Form 8-K dated September 26, 2001 and filed September 27, 2001 pursuant to Item 5, filing as an exhibit the Rights Agreement, dated as of September 26, 2001 and filing as an exhibit a press release disclosing the adoption of a stockholder rights plan and lawsuit against Owens-Illinois. See Notes 5 and 6 to the Condensed Financial Statement and Part II — Item 1. — Legal Proceedings.

Current Report on Form 8-K dated and filed September 27, 2001 pursuant to Item 5, filing as an exhibit Amendment No. 1 to the Rights Agreement, dated as of September 27, 2001. See Note 5 to the Condensed Financial Statements.

Current Report on Form 8-K dated and filed October 11, 2001 pursuant to Item 5, reporting an action against the Company and certain of the Company’s directors commenced by Consumers U.S. and filing as an exhibit, a copy of the complaint filed October 5, 2001. See Note 6 to the Condensed Financial Statement and Part II — Item 1. — Legal Proceedings.

Current Report on Form 8-K dated October 31, 2001 and filed November 1, 2001 pursuant to Item 5, filing as an exhibit the Amended and Restated Rights Agreement, dated as of October 31, 2001. See Note 5 to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: November 2, 2001	/s/ Dale A. Buckwalter

Dale A. Buckwalter Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)