Form 10-K405
period 2001-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2002-03-18
CIK 1052163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

          (Mark one)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       ANCHOR GLASS CONTAINER CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 59-3417812
                 --------                                 ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

One Anchor Plaza, 4343 Anchor Plaza Parkway, Tampa, FL            33634-7513
------------------------------------------------------            -----------
       (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number, including area code    813-884-0000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting and non-voting stock held by non-affiliates: At this time, there is no active public market for any of the stock. See Part II,
Item 5. Number of shares outstanding of common stock at March 8, 2002: 3,357,825 shares

DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of Item 10 and Items 11, 12 and 13 are incorporated by reference from the definitive Proxy Statement in connection with the Annual Meeting to be held April 19, 2002

                                     PART I

ITEM 1.   BUSINESS.

COMPANY OVERVIEW

      Anchor Glass Container Corporation ("Anchor" or the "Company") is the third largest manufacturer of glass containers in the United States. Anchor produces a diverse line of flint (clear), amber, green and other colored glass containers of various types, designs and sizes. The Company manufactures and sells its products to many of the leading producers of beer, food, tea, liquor and beverages.

      The Company, an indirect subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to acquire certain assets and assume certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), which was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. The Company purchased eleven operating glass container manufacturing facilities and other related assets (the "Anchor Acquisition"). Prior to the Anchor Acquisition on February 5, 1997, the Company did not conduct any operations. Consumers currently owns approximately 59% of Anchor, indirectly on a fully diluted basis (approximately 26.9% of the outstanding common stock at December 31, 2001), through Consumers U.S., Inc. ("Consumers U.S."), formed in January 1997, by Consumers, as a holding company for Anchor.

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

      For most of 2001, the Company was part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC") each of which was controlled through G&G Investments, Inc. ("G&G"). G&G, directly or indirectly, continues to hold the majority of the outstanding stock of Consumers.

RECENT DEVELOPMENTS

      On March 15, 2002, Anchor entered into a definitive agreement with Cerberus Capital Management L.P. ("Cerberus") pursuant to which Cerberus will invest $100.0 million of new capital in Anchor ($80.0 million of which will be in the form of equity capital) and Anchor will effect a significant restructuring of its existing debt and equity securities. The proposed plan of reorganization will result in Anchor's existing senior bank facility being replaced in its entirety by a new $100 million credit facility, Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes") remaining outstanding and being paid an amount to compensate them for their waiver of certain change of control provisions, Anchor's 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes") being repaid in cash at 100% of their principal amount, Anchor's Series A Preferred Stock (which has a current accrued liquidation value of approximately $82.0 million) receiving a cash distribution of $22.5 million and Anchor's Series B Preferred Stock (which has a current accrued liquidation value of approximately $105.7 million) receiving a cash distribution of $3.0 million. All of Anchor's other unaffiliated creditors, including trade creditors, will be unimpaired and be paid in full in the ordinary course. Anchor's outstanding common stock will be cancelled and receive no distribution under the plan.

      The plan will be effected through a "pre-arranged" case under Chapter 11 of the Bankruptcy Code. It is anticipated that Anchor will commence the formal bankruptcy proceeding by the end of the first quarter.

      The closing of the transactions is subject to a number of conditions, including the confirmation of a plan of reorganization by the United States Bankruptcy Court, the absence of any material adverse change in the business of Anchor, the settlement of a shareholder derivative action currently pending in Delaware Chancery Court, receipt of any required governmental approvals and third party consents and other closing conditions.

      In connection with the proposed plan, Anchor will not make the interest payment on its Senior Notes due March 15 or the interest payment on its First Mortgage Notes due April 1, although all accrued interest on the First Mortgage Notes will be paid upon confirmation of the plan.

      Management believes that the Cerberus agreement is an important milestone for Anchor and will allow the Company to complete the significant financial restructuring that was necessary for Anchor. The transaction will remove a significant amount of indebtedness from Anchor's balance sheet.

      In February 2001, Consumers announced a suspension of interest payments on its senior debt. In March 2001, Consumers appointed Brent Ballantyne as its chief restructuring officer and chief executive officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also appointed Graeme Eadie as chief financial officer. John Ghaznavi resigned as chief executive officer of Consumers in March 2001. On May 23, 2001, Consumers filed for protection under the Canadian Companies' Creditors Arrangement Act ("CCAA"), with the Ontario Superior Court of Justice.

      On August 3, 2001, Consumers and Owens-Illinois, Inc. (together with its affiliates, "O-I") announced an agreement whereby O-I would acquire Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. The Ontario Court of Justice approved the sale of Consumers' Canadian glass producing assets and all of the stock of Consumers U.S. to O-I on August 31, 2001, subject to any required regulatory approval. The asset sale of Consumers' Canadian glass producing assets was completed on October 1, 2001.

      Management of Anchor believes, upon the advice of its counsel, that the restructuring discussed above or acquisition of the stock of Consumers U.S. by O-I will trigger a "change in control" as defined in the indentures governing Anchor's First Mortgage Notes and Senior Notes (the "Indentures"). A "change in control" may also occur upon the change of ownership of shares of stock of Consumers, Consumers International Inc. or Consumers, U.S. or certain changes as to the composition of directors on the board of Anchor. Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and would also be a default under Anchor's credit facility and would create an event of default under various equipment leases. The occurrence of any of these events may be outside of the control of Anchor. Consummation of the announced restructuring will eliminate the "change-in-control" provision in the Indentures. There can be no assurance that any of these events may not occur or that the restructuring will be completed.

      As a result of these uncertainties, the Company's outside auditors have rendered an opinion on the Company's financial statements which contains a going concern paragraph for 2001 and 2000. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement (as defined). The Company will seek a waiver from its lenders in 2002 (a waiver was obtained in 2001 for the 2000 event of noncompliance) but there is no assurance that this will be forthcoming. In the event no waiver is received and the lenders demand repayment, an event of default is also created under the Indentures, causing the possibility of an acceleration as described above. Furthermore, such an event of default also creates an event of default under various equipment leases.

      On September 5, 2001, Mr. John J. Ghaznavi was removed as chairman and chief executive officer of Anchor by a vote of the majority of the members of the Board of Directors of Anchor. He continues as a director of Anchor.

      On September 26, 2001, the Board of Directors of Anchor adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, stock purchase rights ("Rights") will be distributed as a dividend to all stockholders at the rate of one Right for each share of Anchor common stock held of record as of the close of business on September 26, 2001. Each Right entitles the registered holder, upon the occurrence of certain events, to purchase from Anchor one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Preferred Stock"), at a price of $0.01 per one one-thousandth of a share (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until the distribution date, as defined. The Rights will expire at the close of business on September 26, 2003, unless earlier redeemed or exchanged by the Company in accordance with the Rights Plan. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. On September 27, 2001, the Rights Plan was amended for a clarification. On October 31, 2001, the Rights Plan was amended to extend the Rights to the holders of Anchor's Series A Preferred Stock and Series B Preferred Stock. In March 2002, the Rights Plan was amended as discussed below. The Board of Directors of Anchor, prior to the distribution date of the Rights, may amend any of the provisions of the Rights Agreement.

      In March 2002, Anchor executed definitive settlement documents in connection with the O-I dispute with Anchor regarding the Technical Assistance and License Agreement ("TALA"). Implementation of the settlement terminates (i) all litigation over this matter including the federal court suit and an overseas lawsuit, as well as arbitration proceedings, (ii) the complaint Anchor filed against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof and (iii) the action filed by O-I in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful and that certain members of the Board of Directors breached their fiduciary duties. A confidential settlement amount has been recorded in cost of products sold on the statement of operations. As part of the settlement, O-I will grant Anchor a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, Anchor will receive a paid-up license for that technology. The settlement also provides that the Rights Plan be amended to permit the stock of Consumers U.S. to be transferred on or after May 1, 2002 into a voting trust with O-I as the beneficiary. The trust will be managed by an independent trustee reasonably acceptable to Anchor, but any subsequent transfers of such shares would still be subject to the provisions of the Rights Plan. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers. If O-I obtains regulatory approval and transfers the stock of Consumers U.S., it would result in a "change-in-control" under the Indentures.

      As a result of these matters, the Company classified its long-term debt as current liabilities in the balance sheet at December 31, 2001.

      Effective December 31, 2001, Anchor entered the Glass Companies Multiemployer Pension Plan (the "MEPP"), which the Company believes based on opinion of counsel, meets the definition of a multiemployer plan for the Employee Retirement Income Security Act of 1974 ("ERISA") and Internal Revenue Code ("IRC") purposes. The MEPP is a plan created from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Entering into the MEPP allows Anchor to make monthly pension funding contributions based upon hours worked. Under the MEPP, Anchor anticipates annual funding requirements of approximately $12.5 million. If the Anchor defined benefit plan remained a single employer defined benefit plan, Anchor would have been required to fund approximately $140 million through 2004, under the Retirement Protection Act of 1994. If future events cause the MEPP to revert to a single employer defined benefit plan as defined by ERISA and the IRC, Anchor would be liable for the underfunding requirements noted above. See Item 7. MD&A
- Information Concerning Forward-Looking Statements.

      The Company's results of operations were significantly impacted by the cost of natural gas in 2000 and 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans; however, energy costs have softened considerably in recent months and are currently having a favorable impact on the Company's manufacturing costs. There can be no assurance that this trend will continue. See Item 7. MD&A - Information Concerning Forward-Looking Statements.

PRODUCTS

      The table below provides a summary by product group of net sales (in millions of dollars) and approximate percentage of net sales by product group for the Company for the three years ended December 31, 2001.

                                                   Years ended December 31,
                      -----------------------------------------------------------------------------------
 Products                     2001                            2000                           1999
                      ----------------------         ----------------------         ---------------------
Beer/Ready to
Drink                 $375.4           53.4%         $291.4           46.3%         $294.1           46.8%
Liquor/Wine             89.6           12.7            96.8           15.4            79.5           12.7
Food                    90.3           12.9            87.7           13.9            93.3           14.8
Beverage               108.6           15.5           108.3           17.2           114.0           18.1
Other                   38.3            5.5            45.3            7.2            47.8            7.6
                      ------          ------         ------          ------         ------         ------
Total                 $702.2          100.0%         $629.5          100.0%         $628.7          100.0%
                      ======         ======          ======         ======          ======         ======

      There can be no assurance that the information provided in the preceding table is indicative of the glass container product mix of the Company for 2002 or in subsequent years. Management's strategy is to focus on shifting its product mix towards those products management believes likely to improve operating results.

CUSTOMERS

      The Company produces glass containers mainly for a broad base of customers in the food and beverage industries in the United States. The Company's ten largest continuing customers include well-known companies or brands such as:

     -   Anheuser-Busch Companies, Inc.,
     -   Snapple Beverage Group,
     -   Pepsico, Inc. - SOBE,
     -   Latrobe Brewing Company (Rolling Rock),
     -   Saxco International, Inc.,
     -   Alltrista Corporation,
     -   Jim Beam Brands,
     -   Kraft Foods (Nabisco),
     -   Heaven Hill Distilleries, Inc. and
     -   United Distillers & Vintners North America.

      The majority of the Company's glass container designs are produced to customer specifications and sold on a contract basis. Over 90% of the Company's 2001 shipments were sold pursuant to customer contracts, with average terms of three years.

      The Company's largest customer, Anheuser-Busch Companies, Inc. ("Anheuser-Busch"), accounted for approximately 36.3%, 32.7% and 29.0%, respectively, of its net sales for the years ended December 31, 2001, 2000 and 1999. The Company's ten largest continuing customers, named above, accounted for approximately 70.8% of net sales for the year ended December 31, 2001. The loss of a significant customer, if not replaced, could have a material adverse effect of the Company's business, results of operations and financial condition.

      In 2000, the Company signed an agreement with Anheuser-Busch to provide all the bottles for Anheuser-Busch's Jacksonville, Florida and Cartersville, Georgia breweries beginning in 2001 (the "Southeast Contract"). The Company entered into an additional agreement with Anheuser-Busch, effective January 2001, to provide for other requirements not covered under the Southeast Contract. These agreements extend through 2005. Under an agreement with Anheuser-Busch, the Company provides engineering and production consulting services, relating to the Houston Facility, for a fee.

MARKETING AND DISTRIBUTION

      The Company's products are primarily marketed by an internal sales and marketing organization that consists of direct sales personnel and approximately 20 customer service managers located in three sales service centers.

      The Company has historically engaged in a variety of transactions with Consumers and GGC, including the consolidation of certain functions such as sales. With the sale of Consumers' Canadian glass producing assets to O-I, Anchor and Consumers separated these activities as of October 1, 2001. In February 2002, one of the Company's directors, purchased GGC from Consumers and Anchor and GGC entered into a services agreement.

      In addition, historically, certain production was reallocated among the manufacturing facilities of the Company, Consumers and GGC, in order to maximize machine capability and geographic proximity to customers. In each case, prior to 2001, the entity shifting its existing production or responsible for the new business received a commission of up to 5% from the entity to which the existing production or new business was shifted. This commission program was replaced with a cost sharing arrangement in 2001 that was subsequently discontinued as a result of the sale of Consumers' Canadian glass producing assets and the services agreement entered into with GGC. See Item 13. Certain Relationships and Related Transactions.

      The Company's manufacturing facilities are generally located in geographic proximity to its customers due to the significant cost of transportation and the importance of prompt delivery to customers. Most of the Company's production is shipped by common carrier to customers generally within a 300-mile radius of the plant in which it is produced.

SEASONALITY

      Due principally to the seasonal nature of the brewing, iced tea and other beverages, for which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company usually will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. Due to increased demand at the end of 2001 and beginning of 2002, the Company is shipping more than usual and building less inventory. In addition, the Company has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters, however the Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

SUPPLIERS AND RAW MATERIALS

      Sand, soda ash, limestone, cullet (reclaimed glass), corrugated packaging materials and energy are the principal raw materials used by the Company. All of these materials are available from a number of suppliers and the Company is not dependent upon any single supplier for any of these materials. Management believes that adequate quantities of these materials are, and will continue to be, available from various suppliers. Material increases in the cost of any of these items could have a significant impact on the Company's operating results.

      All of the Company's glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at its manufacturing facilities. Backup systems are in place at some facilities to permit the use of fuel oil or propane, where cost effective and permitted by applicable laws. Electricity is used in certain instances for enhanced melting.

      Prices for natural gas have fluctuated significantly in recent years, but has returned to more normal or historical levels. In addition, the Company utilizes a natural gas risk management program to hedge future requirements and to minimize fluctuation in the price of natural gas. The Company expects to be continually involved in programs to conserve and reduce its consumption of fuel.

COMPETITION

      The glass container industry is a mature, low-growth industry, with approximately $4 billion in annual revenues. Anchor, and the other glass container manufacturers, compete on the basis of price, quality, reliability of delivery and general customer service. The Company's principal competitors are O-I, Saint-Gobain Containers, Inc. (formerly known as Ball-Foster Glass Container Co., L.L.C. ("Ball-Foster")) and GGC (following its purchase, in February 2002, from Consumers by Mr. J. Ghaznavi, one of the Company's directors). Two of these competitors are larger and have greater financial and other resources than the Company. The glass container industry in the United States is highly concentrated, with the three largest producers in 2001, which included Anchor, estimated by management to have accounted for 95% of 2001 domestic volume. O-I has a relatively large research and development staff and has in place numerous technology licensing agreements with other glass producers, including the Company. See " -- Intellectual Property." See Item 3. Legal Proceedings.

      The Company's business consists exclusively of the manufacture and sale of glass containers. Certain other glass container manufacturers engage in more diversified business activities than the Company (including the manufacture and sale of plastic and metal containers). In addition, plastics and other forms of alternative packaging have made substantial inroads into the container markets in recent years and will continue to affect demand for glass container products. From 1984 to 2001, the number of operating glass plants in the U.S. was reduced by approximately 40%. Although the Company believes that the market shift from glass to alternative containers is substantially complete and that glass containers will maintain a leading position in the high-end food and beverage segments due primarily to the premium image of glass containers, no assurances can be given that the Company will not lose further market share to alternative container manufacturers. Recent developments for new products in the "ready-to-drink" market have created increased demand for glass containers, which, combined with the reduction in capacity, has at least temporarily, placed the Company and the industry in an oversold position. This market dynamic has resulted in the Company, and the industry in general, realizing price increases in recent months. See Item 7. MD&A - Information Concerning Forward-Looking Statements.

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

INTELLECTUAL PROPERTY

      The Company operates under a limited license with O-I entitling Anchor to use certain existing patents, trade secrets and other technical information of O-I relating to glass manufacturing technology.

This agreement was the subject of litigation between the Company and O-I. The settlement of this matter was executed in March 2002. As a result of the settlement, Anchor will have the right to use technology in place through 2005 and thereafter will have a perpetual paid-up license. See Item 3. Legal Proceedings.

      The Company, and certain affiliates, also had in place a glass technology agreement with Heye-Glas International. Anchor has entered into a new stand-alone contract with Heye-Glas International, with a term of ten years, expiring December 31, 2011. It is the technology under this agreement that has been and will be utilized in all of the Company's modernization and expansion plans.

      While the Company holds various patents, trademarks and copyrights of its own, it believes its business is not dependent upon any one of such patents, trademarks or copyrights.

EMPLOYEES

      As of February 28, 2002, the Company employed approximately 2,950 persons on a full-time basis. Approximately 560 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, the Glass Molders, Pottery, Plastics and Allied Workers (the "GMP"), which represents approximately 90% of the Company's hourly employees, and the American Flint Glass Workers Union (the "AFGWU"), which represents approximately 10% of the Company's hourly employees.

      The Company's two labor contracts with the GMP and its two labor contracts with the AFGWU have three-year terms expiring on March 31, 2002 and August 31, 2002, respectively. Negotiations are presently being conducted with the GMP. The Company expects to enter into a new three-year contract with the GMP in a timely manner, without a work stoppage. Additionally, the Company expects to begin negotiations with the AFGWU later in 2002.

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

      Capital expenditures required for environmental compliance were approximately $0.5 million for 2001 and are anticipated to be approximately $0.5 million annually in 2002 and 2003. However, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional capital expenditures to ensure compliance in the future.

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

      The following table sets forth certain information about the facilities owned or leased and being operated by the Company as of February 28, 2002. In addition to these locations, facilities at Keyser, West Virginia, Gas City, Indiana, Cliffwood, New Jersey, Royersford, Pennsylvania, Chattanooga, Tennessee and Dayville, Connecticut are closed plants that are part of the collateral securing the First Mortgage Notes and the Company's obligations under the related indenture.

                                             NUMBER OF     NUMBER OF    BUILDING AREA
      LOCATION                               FURNACES     MACHINES     (SQUARE FEET)
      --------                               --------     --------     -------------

      Operating Plants:
           Jacksonville, Florida                 2          4              624,000
           Warner Robins, Georgia                2          8              864,000
           Lawrenceburg, Indiana                 1          4              504,000
           Winchester, Indiana                   2          6              627,000
           Shakopee, Minnesota                   2          6              360,000
           Salem, New Jersey (1)                 3          6              733,000
           Elmira, New York                      2          6              912,000
           Henryetta, Oklahoma                   2          6              664,000
           Connellsville, Pennsylvania           2          4              624,000



(1) A portion of the site on which this facility is located is leased pursuant to several long-term leases.

      Headquarters Lease. The Company entered into a lease in January 1998 pursuant to which it leases a portion of the headquarters facility for an initial term of ten years.

ITEM 3.  LEGAL PROCEEDINGS.

      On February 16, 2000, O-I commenced an action against the Company and certain of its affiliates, including Consumers and GGC, in the United States District Court for the Southern District of New York. O-I alleged violations of TALA and its resulting termination. O-I sought various forms of relief including
(1) a permanent injunction restraining the Company and its affiliates from infringing O-I's patents and using or disclosing O-I's trade secrets and (2) damages for breaches of the TALA.

      On October 5, 2001 an action was filed by Consumers U.S., in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan adopted by the Anchor Board of Directors on September 26, 2001, and the amendment dated September 27, 2001, is unlawful and that certain members of the board breached their fiduciary duties of loyalty, good faith and care and have acted unlawfully in adopting the rights plan. Through this action in the Delaware court, Consumers U.S. sought injunctive relief to, among other things, prevent the application of the Rights Plan to a proposed sale of the stock of Consumers U.S. to O-I. The complaint also sought declaratory relief and damages with respect to the actions associated with the adoption of the Rights Plan by Anchor. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful. The action was dismissed, and the Rights Plan was amended, as a result of the settlement with O-I discussed below.

      On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate Federal and Florida antitrust laws as well as tortiously interfere with Anchor's Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the FTC. To date, Anchor has not received notice from O-I that a filing with the FTC has been made. The complaint was dismissed in anticipation of the settlement with O-I discussed below.

      In March 2002, Anchor executed definitive settlement documents in the O-I dispute with Anchor. Implementation of the settlement terminates (i) all litigation over this matter including the federal court suit and an overseas lawsuit, as well as arbitration proceedings, (ii) the complaint Anchor filed against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof and (iii) the action filed by O-I in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful and that certain members of the Board of Directors breached their fiduciary duties. A confidential settlement amount has been recorded in cost of products sold on the statement of operations. As part of the settlement, O-I will grant Anchor a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, Anchor will receive a paid-up license for that technology. The settlement also provides that the Rights Plan will be amended to permit the stock of Consumers U.S. to be transferred on or after May 1, 2002 into a voting trust with O-I as the beneficiary. The trust will be managed by an independent trustee reasonably acceptable to Anchor, but any subsequent transfers of such shares would still be subject to the provisions of the Rights Plan. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers. If O-I obtains regulatory approval and transfers the stock of Consumers U.S., it would result in a "change-in-control" under the Indentures.

      In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other affiliates. The complaint alleges, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contract relationship between the bank and GGC. Discovery has not yet begun, and neither Anchor, nor any other defendant, has been required to respond to the allegations. Settlement discussions have been ongoing.

      On October 13, 2000, certain stockholders of the Company, specifically CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of the Company's directors and certain officers and related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to the Company, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege the Company suffered through breach of fiduciary duties (including extension of the G&G promissory note without proper authority and approval of an allocation of write off of certain software costs from Consumers to Anchor), unjust enrichment and usurpation of corporate opportunity of the Company (including the receipt of $15.0 million by Consumers in connection with an agreement to manage the renovation of the Houston facility). The Company is named as a party to the case for procedural purposes but no recovery is sought from the Company. The Company has been advised by the other defendants that they will vigorously defend the action and that they believe they have meritorious defenses. The trial is scheduled to commence in May 2002.

      On June 22, 2001, the stockholders of the Company identified in the preceding paragraph of this Item 3 commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs sought an order directing that the Company hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting. On October 25, 2001, the court ruled that the fifteen classified directors should stand for re-election. On November 29, 2001 the Court of Chancery entered an order requiring Anchor to hold an annual meeting of stockholders of Anchor at which fifteen directors, representing Class One, Class Two and Class Three directors, will be elected by the holders of the common stock of Anchor. The annual meeting will be held on April 19, 2002. In addition to the fifteen directors to be elected at the annual meeting by the holders of common stock of Anchor, Anchor's Series A Preferred stockholders will elect five non-classified directors at the annual meeting. If a majority of the continuing directors, as defined in the Indentures, are not re-elected, it may result in a "change in control" as defined in the Indentures.

      In November 2001, the Company filed an action in the Federal District Court for the Indiana Fort Wayne Division, against certain principal owners of a European glass manufacturer, seeking the return of amounts advanced in an agreement to purchase a controlling interest in a European glass manufacturer.

      The Company is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Old Anchor was named as a potentially responsible party (a "PRP") under CERCLA with respect to a number of other sites. The Company has assumed responsibility with respect to two such sites. While the Company may be jointly and severally liable for costs related to these sites, it is only one of a number of PRP's who are also jointly and severally liable. With respect to those two sites for which the Company has assumed responsibility, and other such sites, the Company estimates that its share of the aggregate cleanup costs of such sites should not exceed $3.0 million, and that the range, after taking into consideration the contributions anticipated from other PRP's, could be significantly less. However, no assurance can be given that the cleanup costs of such sites will not exceed $3.0 million or that the Company will have these funds available. The Company has established reserves for environmental costs which it believes are adequate to address the anticipated costs of remediation of these operating and closed facilities and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.

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

      No matters were brought to a vote of security holders in 2001.

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

      There is no established public trading market for any of the Securities and trading is very limited. The Series A Preferred Stock and the Common Stock (collectively, the "Quoted Securities") are traded on the NASD's OTC Electronic Bulletin Board, an automated quotation system under the symbols AGCCP and AGCC, respectively. There can be no assurance of the liquidity of any markets that may develop for the Quoted Securities, of the ability of the holders of the Quoted Securities to sell such Securities, or of the price at which holders of the Quoted Securities would be able to sell such securities. The high and low prices quoted on the OTC Electronic Bulletin Board for the two years ended December 31, 2001 follow:

                               2000                          2001
                       ---------------------         ---------------------
                       High            Low            High          Low
                       ------         ------         ------         ------
Series A Preferred
  Stock

   1st Quarter         $10.00         $ 7.00         $ 1.25         $ 1.02
   2nd Quarter           7.00           3.00          10.00           1.01
   3rd Quarter           3.00           2.00           5.00           1.05
   4th Quarter           2.00           1.01           1.05           0.01

Common Stock

   1st Quarter         $ 0.20         $ 0.20         $ 0.06         $ 0.06
   2nd Quarter           0.20           0.20           0.06           0.06
   3rd Quarter           0.20           0.20           0.06           0.06
   4th Quarter           0.20           0.06           0.12           0.05

      Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Series B Preferred Stock is not listed or quoted on any securities exchange or automated system and the Company has no plans for listing that security.

      As of February 21, 2002, there were 2,092 registered holders of 2,239,320 shares of Series A Preferred Stock, which are convertible into 9,330,500 shares of common stock; one registered holder (Consumers U.S.) of 4,229,234 shares (including issuable shares) of Series B Preferred Stock, which are convertible into 19,223,791 shares of common stock and 2,268 registered holders of 3,357,825 shares of Common Stock. See Item 12. Principal Stockholders. As of February 21, 2002, 1,893,531 shares of Common Stock are issuable upon the exercise of currently exercisable warrants, which require no payment to convert. These warrants are held by one institutional investor and certain former creditors of Old Anchor.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                       SELECTED HISTORICAL FINANCIAL DATA

      The following table sets forth certain historical financial information of the Company. The selected financial data for the three years ended December 31, 2001 have been derived from the Company's audited financial statements included elsewhere in the Form 10-K and the year ended December 31, 1998 and the period from February 5, 1997 to December 31, 1997 have been derived from the Company's audited financial statements. The following information should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                                                     PERIOD FROM
                                                                                                                     FEBRUARY 5,
                                                                YEARS ENDED DECEMBER 31,                             1997 TO
                                                -------------------------------------------------------              DECEMBER 31,
                                                      2001           2000             1999              1998         1997(1)
                                                 -----------      -----------      -----------      -----------      -----------
                                                                (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                        $   702,209      $   629,548      $   628,728      $   643,318      $   569,441
Cost of products sold                                658,641          603,061          582,975          594,256          523,709
Related party provisions and charges (2)              35,668               --            9,600               --               --
Restructuring charges                                     --               --               --            4,400               --
Selling and administrative expenses                   28,462           33,222           28,465           30,246           25,120
                                                 -----------      -----------      -----------      -----------      -----------
  Income (loss) from operations                      (20,562)          (6,735)           7,688           14,416           20,612
  Other income (expense), net                            106            5,504            2,080            2,384           (2,602)
  Interest expense                                   (30,612)         (29,750)         (27,279)         (26,570)         (18,281)
                                                 -----------      -----------      -----------      -----------      -----------
Loss before extraordinary items                      (51,068)         (30,981)         (17,511)          (9,770)            (271)
  Extraordinary items (3)                                 --           (1,285)              --               --          (11,200)
                                                 -----------      -----------      -----------      -----------      -----------
Net loss                                         $   (51,068)     $   (32,266)     $   (17,511)     $    (9,770)     $   (11,471)
                                                 ===========      ===========      ===========      ===========      ===========
Series A and B Preferred stock dividends         $   (14,057)     $   (14,057)     $   (13,650)     $   (13,037)     $   (11,302)
                                                 ===========      ===========      ===========      ===========      ===========
Loss before extraordinary item applicable to
   common stock                                  $   (65,125)     $   (45,038)     $   (31,161)     $   (22,807)     $   (11,573)
                                                 ===========      ===========      ===========      ===========      ===========
Loss applicable to common stock                  $   (65,125)     $   (46,323)     $   (31,161)     $   (22,807)     $   (22,773)
                                                 ===========      ===========      ===========      ===========      ===========
Basic net loss per share applicable to
  common stock before extraordinary item         $    (12.40)     $     (8.58)     $     (5.93)     $     (5.12)     $     (3.62)
                                                 ===========      ===========      ===========      ===========      ===========
Basic net loss per share applicable to
common stock                                     $    (12.40)     $     (8.82)     $     (5.93)     $     (5.12)     $     (7.11)
                                                 ===========      ===========      ===========      ===========      ===========

BALANCE SHEET DATA (at end of period):

Accounts receivable                              $    43,182      $    55,818      $    53,556      $    86,846      $    56,940
Inventories                                          105,573          125,521          106,977          104,329          120,123
Total assets                                         536,377          620,807          613,037          640,962          614,730
Total debt                                           265,228          269,279          253,132          253,922          163,793
Redeemable preferred stock                            82,026           76,428           70,830           66,643           61,044
Total stockholders' equity (deficit)                (124,041)          (4,626)          46,187           67,938           73,074

OTHER FINANCIAL DATA:

Depreciation and amortization                    $    56,413      $    57,259      $    54,054      $    53,881      $    51,132
Capital expenditures                                  41,952           39,805           53,963           42,288           41,634


1)   The Anchor Acquisition was consummated on February 5, 1997.

2) The 2001 amount represents the writeoff of $18,221 receivable from Consumers and affiliates and the writeoff of the $17,447 advance to affiliate. The 1999 amount represents Anchor's allocable portion of the write-off of costs relating to a software system (SAP) that has been replaced by a corporate-wide system (JDEdwards). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

3) Extraordinary items in the period from February 5, 1997 to December 31, 1997 and in the year ended December 31, 2000, resulted from the write-off of financing costs related to debt extinguished.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS

         Overall, Anchor improved income from operations by approximately $21.8 million in 2001 as compared with 2000, before consideration of the related party provision ($35.7 million charge recorded in 2001). Anchor successfully converted much of the energy price recovery program implemented in late 2000 and early 2001 to permanent price increases. These actions, combined with the increase in sales volumes of better margin products (e.g. "ready-to-drink" lines) have improved the overall margins significantly. The high energy costs, experienced in the latter part of 2000, continued through the second quarter of 2001, but have since returned to more normal or "historical" levels, contributing to the improving trend. The Company also benefited from improvements in manufacturing efficiencies and reductions in selling and administrative expenses recorded in the fourth quarter of 2001. See - Information Concerning Forward-Looking Statements.

         FOURTH QUARTER OF 2001

         There are several factors affecting results of operations for the year ended December 31, 2001, which occurred primarily in the fourth quarter of 2001. In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17.3 million toward that end, funded by G&G through a loan from the Company of approximately $17.3 million. Arbitration hearings were held in 2001, and a decision was rendered in the fourth quarter of 2001 in favor of the principal owners of the European glass manufacturer. As a result of the decision and questions regarding the collectibility of this loan, Anchor has recorded a provision of $17.4 million (the advance of $17.3 million and other costs of $0.1 million), as a related party provision. In the fourth quarter of 2001, Anchor reversed the accrual for the unpaid interest receivable on the advance of $1.8 million, for the period October 1, 2000 through December 31, 2001, through a charge to interest expense. The Company was party to a management agreement with G&G, in which G&G is to provide specified managerial services for the Company. The Company notified G&G that the agreement was terminated as of the beginning of January 2001. The Company informed G&G that G&G may owe a substantial refund of amounts paid in the past. In the fourth quarter of 2001,the Company reversed fees previously accrued of $1.9 million to selling and administrative expenses in the statement of operations. G&G has notified Anchor that it believes that the management agreement continues in full force and effect for another year.

         2001 COMPARED TO 2000

         Net Sales. Net sales for the year ended 2001 were $702.2 million compared to $629.5 million for the year ended 2000. This $72.7 million, or 11.5%, increase in net sales was principally a result of the increase in shipment volume (12%), particularly in the beer product line, primarily associated with the Southeast Agreement (see "Liquidity and Capital Resources" below), the natural gas related price recovery program discussed below and general price increases. Net sales in the first six months of 2001 were negatively impacted by $23.8 million due to a change in the way certain packaging materials are sold to a certain customer. This change resulted in a comparable reduction in cost of products sold in 2001.

         Cost of Products Sold. The Company's cost of products sold for the year ended December 31, 2001 was $658.6 million (or 93.8% of net sales), while the cost of products sold for the comparable period of 2000 was $603.0 million (or 95.8% of net sales). This increase in the cost of products sold for the year ended December 31, 2001 as compared with the comparable period of 2000, principally reflects the increases in net sales noted above. Productivity improvements (approximately $7.0 million) were offset by increases in other costs, such as, raw material and labor costs (approximately $5.4 million). In addition, the Company has continued to experience significant increases in the cost of natural gas as compared to the same period of the preceding year. These increased prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $12.5 million compared to the comparable period of 2000. Energy costs have declined in the second half of 2001 and are now in line with historical levels. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $21.5 million was recovered through this program in 2001 and is included in net sales.

         Related Party Provisions and Charges. As a result of Consumers' announcement of its intention to sell its Canadian glass producing assets to O-I and Consumers' filing under the CCAA, Anchor recorded a charge to earnings during 2001 of $18.2 million ($25.0 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a related party provision on the statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its filing under the CCAA. Anchor has continued and will continue to bill and collect for services, sales of assets and costs incurred on behalf of Consumers and its affiliates and has appropriately reserved for potentially uncollectible amounts. Anchor also recorded a provision of $17.4 million (an advance to affiliate of $17.3 million and other costs of $0.1 million), as a related party provision on the statement of operations. See "Liquidity and Capital Resources" below.

         Selling and Administrative Expenses. Selling and administrative expenses for the year ended December 31, 2001 were $28.5 million (or 4.0% of net sales) while expenses for the year ended 2000 were approximately $33.2 million (or 5.3% of net sales). This decrease is attributable to a focus on overall cost reduction, including reducing personnel related costs, data processing costs and support costs of related parties (including fees under the management agreement with G&G), offset by increased legal and professional fees as a result of the legal proceedings discussed in Part I - Item 3.

         Other Income, net. Other income, net decreased to $0.1 million in the current year from $5.5 million in 2000. Other income for 2000 includes the gain on sale of approximately $6.1 million, of the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, offset by the write down of approximately $1.2 million on 1,842,000 shares of Consumers common stock to reflect the investment at fair value.

         Interest Expense. Interest expense for 2001 was approximately $30.6 million compared to $29.8 million in 2000, an increase of 2.9%. Interest expense has increased primarily due to interest on higher average outstanding borrowings under the Revolving Credit Facility, offset by lower interest rates and less net interest incurred on related party liabilities.

         Net Loss. The Company had a net loss in the year ended 2001 of approximately $51.1 million compared to a net loss in 2000 of approximately $32.3 million. The related party provision and charges of $35.7 million and the reduction of litigation settlement charges of $2.3 million, comprised $33.4 million of the loss, leaving the Company approximately $17.7 million in 2001 attributable to all other operations. The results of 2000 included a gain on the sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Houston, Texas facility, both included in Other income, net. The 2000 results also included a $2.9 million charge for settlement of litigation with O-I, approximately $5.4 million of unabsorbed expenses associated with Anchor's extended year end shutdown period in 2000, a $1.2 million write down on shares of Consumers common stock to reflect the investment at fair value and an extraordinary charge of $1.3 million related to the refinancing of the credit facility.

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

         Cost of Products Sold. The Company's cost of products sold for the year ended December 31, 2000 was $603.0 million (or 95.5% of net sales), while the cost of products sold for the comparable period of 1999 was $583.0 million (or 92.7% of net sales). The Company experienced significant increases in the cost of natural gas as well as increases in the cost of corrugated packaging material as compared to the same periods of the preceding year. Prices for each million BTUs of natural gas ranged from $2.35 in early 2000 to nearly $10.00 in December 2000. These high prices in December contributed to the Company's decision to reduce manufacturing production in December 2000, resulting in approximately $5.4 million of unabsorbed overhead costs, negatively impacting results of operations for the fourth quarter. The escalating prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $15.0 million compared to the prior year. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $6.0 million was recovered through this program in 2000, which is included in net sales. Through the first nine months of 2000, the cost of products sold percentage remained relatively level with the percentages for 1999. This reflected the benefits of the cost savings strategies that the Company began to implement in prior years, offset by increases in other manufacturing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         On March 15, 2002, Anchor entered into a definitive agreement with Cerberus pursuant to which Cerberus will invest $100.0 million of new capital in Anchor ($80.0 million of which will be in the form of equity capital) and Anchor will effect a significant restructuring of its existing debt and equity securities. The proposed plan of reorganization will result in Anchor's existing senior bank facility being replaced in its entirety by a new $100 million credit facility, Anchor's First Mortgage Notes remaining outstanding and being paid an amount to compensate them for their waiver of certain change of control provisions, Anchor's Senior Notes being repaid in cash at 100% of their principal amount, Anchor's Series A Preferred Stock

(which has a current accrued liquidation value of approximately $82.0 million) receiving a cash distribution of $22.5 million and Anchor's Series B Preferred Stock (which has a current accrued liquidation value of approximately $105.7 million) receiving a cash distribution of $3.0 million. All of Anchor's other unaffiliated creditors, including trade creditors, will be unimpaired and be paid in full in the ordinary course. Anchor's outstanding common stock will be cancelled and receive no distribution under the plan.

         The plan will be effected through a "pre-arranged" case under Chapter 11 of the Bankruptcy Code. It is anticipated that Anchor will commence the formal bankruptcy proceeding by the end of the first quarter.

         The closing of the transactions is subject to a number of conditions, including the confirmation of a plan of reorganization by the United States Bankruptcy Court, the absence of any material adverse change in the business of Anchor, the settlement of a shareholder derivative action currently pending in Delaware Chancery Court, receipt of any required governmental approvals and third party consents and other closing conditions.

         In connection with the proposed plan, Anchor will not make the interest payment on its Senior Notes due March 15 or the interest payment on its First Mortgage Notes due April 1, although all accrued interest on the First Mortgage Notes will be paid upon confirmation of the plan.

         Management believes that the Cerberus agreement is an important milestone for Anchor and will allow the Company to complete the significant financial restructuring that was necessary for Anchor. The transaction will remove a significant amount of indebtedness from Anchor's balance sheet.

         On May 23, 2001, Consumers filed for protection under the Canadian CCAA, with the Ontario Superior Court of Justice. On August 3, 2001, Consumers and O-I announced an agreement whereby O-I would acquire Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. The Ontario Court of Justice approved the sale of Consumers' Canadian glass producing assets and stock of Consumers U.S. to O-I on August 31, 2001, subject to any required regulatory approval. The asset sale of Consumers' Canadian glass producing assets was completed on October 1, 2001. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers.

         Management of Anchor believes, upon the advice of its counsel, that the restructuring discussed above or the acquisition of the stock of Consumers U.S. by O-I will trigger a "change in control" as defined in the Indentures governing Anchor's First Mortgage Notes and its Senior Notes. A "change in control" may also occur upon the change of ownership of shares of stock of Consumers, Consumers International Inc. or Consumers, U.S. or certain changes as to the composition of directors on the board of Anchor. Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor's credit facility and would create an event of default under various equipment leases. The occurrence of any of these events may be outside of the control of Anchor. Consummation of the announced restructuring will eliminate the "change-in-control" provision in the Indentures. There can be no assurance that any of these events may not occur or that the restructuring will be completed.

         As a result of these uncertainties the Company's outside auditors have rendered an opinion on the Company's financial statements which contains a going concern paragraph for 2001 and 2000. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement (as defined). The Company will seek a waiver from its lenders in 2002 (a waiver was obtained in 2001 for the 2000 event of noncompliance) but there is no assurance that this will be forthcoming. In the event no waiver is received and the lenders demand repayment, an event of default is also created under the First Mortgage Note and Senior Note Indentures, causing the possibility of an acceleration as described above. Furthermore, such an event of default also creates an event of default under various equipment leases.

         In March 2002, Anchor executed definitive settlement documents in connection with the O-I dispute with Anchor. Implementation of the settlement will terminate (i) all litigation over this matter including the federal court suit and an overseas lawsuit, as well as arbitration proceedings, (ii) the complaint Anchor filed against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof and (iii) the action filed by O-I in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful and that certain members of the Board of Directors breached their fiduciary duties. A confidential settlement amount has been recorded in cost of products sold on the statement of operations. As part of the settlement, Owens will grant Anchor a limited license through 2005. The limited license will cover technology in place during the term of the TALA, at the same royalty rate as in the TALA. Upon expiration of the limited license, Anchor will receive a paid-up license for that technology. The settlement also provides that the Rights Plan will be amended to permit the stock of Consumers U.S. to be transferred on or after May 1, 2002 into a voting trust with O-I as the beneficiary. The trust will be managed by an independent trustee reasonably acceptable to Anchor, but any subsequent transfers of such shares would still be subject to the provisions of the Rights Plan. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers. If O-I obtains regulatory approval and transfers the stock of Consumers U.S., it would result in a "change-in-control" under the Indentures.

         As a result of these matters, the Company classified its long-term debt as current liabilities in the balance sheet at December 31, 2001.

         Effective December 31, 2001, Anchor entered the MEPP, which the Company believes based on opinion of counsel, meets the definition of a multiemployer plan for ERISA and IRC purposes. The MEPP is a newly created plan from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Entering into the MEPP allows Anchor to make monthly pension funding contributions based on hours worked. Under the MEPP, Anchor anticipates annual funding requirements of approximately $12.5 million. If the Anchor defined benefit plan remained a single employer defined benefit plan, Anchor would have been required to fund approximately $140 million through 2004, under the Retirement Protection Act of 1994. Should future events cause the MEPP to revert to a single employer defined benefit plan as defined by ERISA and the IRC, Anchor would be liable for the underfunding requirements noted above. See - Information Concerning Forward-Looking Statements.

         The Company's results of operations were significantly impacted by the cost of natural gas in 2000 and 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans; however, energy costs have softened considerably in recent months and are currently having a favorable impact on the Company's manufacturing costs. There can be no assurance that this trend will continue.

         At December 31, 2001, before the provision noted below, G&G, Consumers and their affiliates owe Anchor approximately $17.4 million (including an offset of approximately $8.6 million related to the allocation of the write-off of certain software costs that is the subject of litigation. See Note 14), in addition to the advance to affiliate receivable of approximately $17.3 million, while Anchor owes G&G, Consumers and their affiliates approximately $4.9 million. Additionally, Anchor holds an investment in 1,842,000 common shares of Consumers.

         As a result of Consumers' announcement of its intention to sell its Canadian glass producing assets to O-I, see Note 15, and Consumers' filing under the Canadian CCAA, Anchor recorded a charge to earnings during 2001 of $18.2 million ($25.0 million receivables and $1.8 million investment in common shares of Consumers, net of $8.6 million payables). This amount is recorded as a related party provision on the statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its filing under the CCAA.

         Anchor has continued and will continue to bill and collect for services, sales of assets and costs incurred on behalf of Consumers and has appropriately reserved for potentially uncollectible amounts.

Subsequent to Consumers' CCAA filing, the Company has invoiced Consumers approximately $4.1 million, against which the Company has reserved approximately $3.1 million. The receivable of approximately $1.0 million was recorded through a credit to selling and administrative expenses.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17.3 million toward that end. This amount was funded by G&G through a loan from the Company of approximately $17.3 million in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date of the promissory note beyond January 1999. See Note 14. The transaction did not close and, in March 2000, G&G commenced an arbitration proceeding against the principal owners of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. Arbitration hearings were held in 2001. A decision was rendered in the fourth quarter of 2001 in favor of the principal owners of the European glass manufacturer. As a result of the decision and questions regarding the collectibility of the G&G Loan, Anchor has recorded a provision of $17.4 million (the advance of $17.3 million and other costs of $0.1 million), as a provision for related party accounts on the statement of operations. The transaction is the subject of the shareholder derivative litigation. See Part 1. Item 3. - Legal Proceedings. The plaintiffs are seeking recovery to Anchor of the amounts advanced. Anchor is also pursuing collection of these amounts and has filed an action in the Federal District Court for the Indiana Fort Wayne Division, against certain principal owners of the European glass manufacturer.

         In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note was payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and was paid through September 2000. In the fourth quarter of 2001, Anchor reversed the accrual for the unpaid interest receivable of $1.8 million, for the period October 1, 2000 through December 31, 2001, through a charge to interest expense. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Pursuant to an arbitration ruling in a proceeding commenced by G&G, there are no proceeds expected to be received by G&G, but if any property were received by G&G in respect of the arbitration proceeding, it has been pledged by G&G to Bank of America, National Association, and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Part 1. Item 3. - Legal Proceedings.

         In 2001, operating activities provided $37.5 million in cash as compared to $10.0 million in the same period of 2000. This increase in cash provided reflects the improvement in earnings (before unusual charges/income) and changes in working capital items. Accounts receivable at December 31, 2001 increased approximately $7.5 million (notwithstanding the provision for related party receivables) as compared with the 2000 year end, consistent with the increase in net sales. Inventory levels decreased approximately $20.2 million in 2001. The Company has reduced accounts payable and other current liabilities approximately $22.9 million since December 31, 2000 and contributed approximately $7.4 million to its defined benefit pension plan. Cash outlays for natural gas purchases in the year ended December 31, 2001 increased approximately $12.5 million over the 2000 levels for the comparable periods, as a result of the increased prices for natural gas. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $21.5 million was recovered through this program in 2001 and is included in net sales.

         Cash consumed in investing activities for the years ended December 31, 2001 and 2000 were $30.9 million and $23.7 million, respectively. Capital expenditures in 2001 were $42.0 million compared to $39.8 million in 2000. To fund capital expenditures as provided for under the terms of the Indentures, the Company applied cash deposited into escrow, of $13.3 million and $22.5 million, respectively, in the years ended

December 31, 2001 and 2000. These escrowed funds were the proceeds of sale and sale-leaseback transactions in 1999, 2000 and 2001.

         At March 7, 2002, advances outstanding under the Replacement Credit Facility were $59.8 million, borrowing availability was $19.8 million and total outstanding letters of credit on this facility were $6.2 million. Net cash of $4.9 million was used in financing activities in 2001, principally reflecting borrowings under the Revolving Credit Facility and scheduled repayments of debt.

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

         In 2000, the Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001 (the "Southeast Agreement"). To meet the expanded demand from the supply contract and improve manufacturing efficiency, the Company invested approximately $18.0 million in new equipment in 2000 for its Jacksonville plant, funded through the proceeds from the sale of the Houston plant, certain capital and operating lease transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30.0 million of lease transactions. Under this agreement, in December 1999, December 2000, March 2001 and April 2001, the Company financed approximately $8.2 million, $4.2 million, $7.8 million and $5.4 million, respectively, of the expansion through sale leaseback arrangements. These leases have terms of five to six years. The lease agreements contain, among other things, certain financial and other covenants, including a fixed charge ratio and a debt ratio.

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

         The Company expects significant expenditures in 2002, including interest expense on the First Mortgage Notes and the Senior Notes (approximately $22.2 million) and advances under the Revolving Credit Facility and contributions to the multiemployer pension plan of approximately $12.5 million. Capital expenditures will approximate $60.0 million in 2002, increased primarily for the modernization project at the Company's Elmira, New York facility. These improvements are expected to be completed in the first and second quarters of 2002. As a result of the higher gas prices in 2001, the Company's cash outlays for purchases of natural gas increased by approximately $12.5 million over 2000 levels. The Company has significantly offset this impact through the cost recovery program implemented in 2000. Natural gas costs, however, have softened considerably in recent months, but there is no assurance that this trend will continue. Peak needs are in spring at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         There are currently a number of litigation proceedings pending which may consume a portion of Anchor's liquidity. See Part I - Item 3. Legal Proceedings.

         Recent developments for new products in the "ready-to-drink" market have placed increased demand for glass containers, which, combined with the reduction in capacity, has at least temporarily, placed the Company and the industry in an oversold position. This market dynamic has resulted in the Company, and the industry in general, realizing significant price increases in recent months.

         The Company's principal sources of liquidity through 2002 are expected to continue to be funds derived from operations, borrowings under the Revolving Credit Facility (or the new $100 million credit facility) and proceeds from sales of discontinued manufacturing facilities. Because of the change in control that would occur upon consummation of the sale of Consumers U.S. stock from Consumers to O-I, the Company may not have the ability to borrow additional funds. Substantially all of its assets have been pledged and the Company may be unable to raise needed cash from the sale of discontinued manufacturing facilities or other assets. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales from its supply agreements with major customers. No assurance can be given that the Company can accomplish these plans.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed above, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligation as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under the Revolving Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

         Management believes that the Cerberus agreement will allow the Company to complete the significant financial restructuring that was necessary for Anchor. The transaction will remove a significant amount of indebtedness from Anchor's balance sheet.

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

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. Due to increased demand at the end of 2001 and beginning of 2002, the Company is shipping more than usual and building less inventory. In addition, the Company has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters, however the Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     NEW ACCOUNTING STANDARDS

         On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 - Business Combinations ("SFAS 141") and No. 142 - Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company is considering the provisions of SFAS 141 and 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 - Accounting for Asset Retirement Obligation ("SFAS 143"), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. SFAS 143 is effective for financial statements issued for years beginning after June 15, 2002. The Company has not yet determined the impact of adopting SFAS 143.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations, for the disposal of a segment of a business. SFAS 144 is effective for financial statements issued for years beginning after December 15, 2001. The Company has not yet determined the impact of adopting SFAS 144.

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

         - the Company's debt levels and ability to obtain financing and service debt,

         -  competitive pressures and trends in the glass container industry,

         -  prevailing interest rates,

         -  legal proceedings and regulatory matters, and

         -  general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the completion of the Anchor financial restructuring, the proposed sale of Consumers U.S. stock to O-I; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; future events that if occur could cause the MEPP to revert to a single employer defined benefit plan; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; volatility in the demand of emerging new markets (e.g. the "ready-to-drink" market); the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Revolving Credit Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. The Company's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company's sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant. The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. Also, the Company may enter into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                         Page No.
                                                                                         --------
               Index to Financial Statements of Anchor                                      F-1

                   Report of Independent Certified Public Accountants                       F-2

                   Statements of Operations and Other Comprehensive Loss
                     Three years ended December 31, 2001, 2000 and 1999                     F-3

                   Balance Sheets
                     December 31, 2001 and 2000                                             F-4

                   Statements of Cash Flows
                     Three years ended December 31, 2001, 2000 and 1999                     F-6

                   Statements of Stockholders' Equity (Deficit)
                     Three years ended December 31, 2001, 2000 and 1999                     F-8

                   Notes to Financial Statements                                            F-9



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Directors of the Company is incorporated by reference from the definitive Proxy Statement under the heading "Proposal 1. Election of Directors".

         Executive Officers. The following table sets forth certain information regarding each of the Company's executive officers.

  NAME                           AGE    POSITION
  ----                           ---    --------
  Richard M. Deneau             55      President and Chief Operating Officer
  Dale A. Buckwalter            44      Executive Vice President and Chief Financial Officer
  Roger L. Erb                  59      Executive Vice President - Operations
  Darrin J. Campbell            37      Executive Vice President - Sales and Asset Management
  David T. Gutowski             54      Senior Vice President - Administration
  C. Kent May                   62      Senior Vice President, Counsel and Secretary
  Gordon S. Love                51      Senior Vice President - Sales and Marketing
  Lawrence M. Murray            59      Senior Vice President - Finance
  Eugene J. Gavin               45      Senior Vice President - Manufacturing

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

         Dale A. Buckwalter joined the Company in August 2000 as Senior Vice President and Chief Financial Officer. In September 2001, he became Executive Vice President and Chief Financial Officer. Prior to joining Anchor, he served as Chief Financial Officer and was a principal of Anthony Crane Rental, L.P. Mr. Buckwalter served as Chief Financial Officer of Consumers from August 2000 through March 2001.

         Roger L. Erb became Senior Vice President-Operations of the Company in October 1997 and a director in March 2000 and Executive Vice President - Operations in September 2001. From September 1995 until June 1997, Mr. Erb was Senior Vice President of Technical Services at Ball-Foster. Prior thereto, he was employed at Foster-Forbes, serving as Senior Vice President of Technical Services from June 1994 to September 1995, Senior Vice President of Operations from January 1993 to June 1994, and Vice President of Technical Services prior to 1993.

         Darrin J. Campbell joined Anchor as Vice President, Pricing and Business Development in September 2000 and became Executive Vice President, Sales and Asset Management in September 2001. Mr. Campbell was Chief Operating Officer of Pabst Brewing from May 1999 to August 2000 and Chief Financial Officer from September 1996 to April 1999.

         David T. Gutowski joined the Company in January 1997 as a director and as a Vice President and became Vice President-Administration in March 1997 and Senior Vice President-Administration in June 1997. He served as Vice President, Finance and Chief Financial Officer of Consumers from December 1999 to September 2000. He served as a director of Consumers from 1993 until September 2001. Mr. Gutowski served as Treasurer of G&G from 1988 until September 2001.

         C. Kent May became a director of the Company in January 1997 and became Vice President, General Counsel and Secretary of the Company in March 1997. He became Senior Vice President in June 1997 and in September 2001 his title changed to Senior Vice President, Counsel and Secretary. Mr. May served as a director of Consumers from 1993 through September 10, 2001. He served as General Counsel of Consumers from March 1997 until September 10, 2001 and Secretary of Consumers from 1999 through September 10, 2001. Mr. May has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellott, LLC since 1964, and served as the managing partner of such firm from 1991 to 1996.

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

         Eugene J. Gavin joined Old Anchor in 1980 and became Vice President Operations in May 1997. He became Senior Vice President Manufacturing in September 2001.

         Certain officers and directors of the Company were named as defendants in the stockholder derivative litigation. See Part 1. Item 3. - Legal Proceedings.


ITEM 11.  EXECUTIVE COMPENSATION.

         Information of this Item 11 is incorporated by reference from the definitive Proxy Statement under the heading "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information of this Item 12 is incorporated by reference from the definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information of this Item 13 is incorporated by reference from the definitive Proxy under the heading "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a)   Financial Statements, Schedules and Exhibits

         1. Financial Statements. The Financial Statements of Anchor Glass Container Corporation and the Report of Independent Certified Public Accountants are included beginning at page F-1 of this Form 10-K. See the index included on page 24.

         2. Financial Statement Schedules. The following Financial Statement Schedule is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements of Anchor Glass Container Corporation.



                                                                     SCHEDULE II

                       ANCHOR GLASS CONTAINER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
               THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



Column A                                 Column B        Column C       Column D        Column E           Column F
                                       -----------     -----------     -----------     -----------        -----------
                                                                 Additions
                                                       ---------------------------

                                        Balance at      Charged to      Charged                        Balance at
                                       beginning of      costs and      to other                          end
Description                               period         expenses       accounts       Deductions       Of period
                                       -----------     -----------     -----------     -----------     -----------
Year ended December 31, 2001
   Allowance for doubtful accounts       $  1,100       $    --          $   --         $ 100(A)        $  1,000

Year ended December 31, 2000
   Allowance for doubtful accounts       $  1,100       $   285          $   --         $ 285(A)        $  1,100

Year ended December 31, 1999
   Allowance for doubtful accounts       $  1,288       $   125          $   --         $ 313(A)        $  1,100
   Plant closing reserves                     300            --              --           300                 --

(A)   Accounts written off

         3.   Exhibits

EXHIBIT
NUMBER                                             ITEM
------                                             ----
  2.1           Asset Purchase Agreement dated as of December 18, 1996 among Anchor Glass Container     (A)
                Corporation, now known as Anchor Resolution Corp. ("Old Anchor"), Consumers
                Packaging Inc. and Owens-Brockway Glass Container Inc.

  2.2           Amendment to Asset Purchase Agreement (the "Asset Purchase Agreement") dated as of      (A)
                February 5, 1997 by and among Old Anchor, Consumers Packaging Inc. and
                Owens-Brockway Glass Container Inc.

  2.3           Order of United States Bankruptcy Court for the District of Delaware approving (i)      (A)
                the Asset Purchase Agreement and (ii) the assumption and assignment of certain related executory contracts

  2.4           Order of United States Bankruptcy Court for the District of Delaware approving the      (A)
                Amendment to the Asset Purchase Agreement


  2.5           Memorandum of Understanding dated February 5, 1997 among Old Anchor, Consumers          (A)
                Packaging Inc. and the Company

  2.6           Stipulation and Order of United States Bankruptcy Court for the District of Delaware    (D)
                relating to the Settlement

  3.1           Amended and Restated Certificate of Incorporation of the Company                        (A)

  3.2           Bylaws of the Company                                                                   (A)

  3.3           Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock       (A)

  3.4           Certificate of Designation of Series B 8% Cumulative Convertible Preferred Stock        (A)

  3.5           Amendment to Certificate of Designation for Series A 10% Cumulative Convertible         (D)
                Preferred Stock

  3.6           Amendment to Certificate of Designation for Series B 8% Cumulative Convertible          (D)
                Preferred Stock

  3.7           Certificate of Amendment of Certificate of Incorporation of the Company                 (D)

  4.1           Indenture dated as of April 17, 1997 among the Company, Consumers U.S. and The Bank     (A)
                of New York, as trustee

  4.2           Intercreditor Agreement dated as of February 5, 1997 among The Bank of New York, as     (A)
                Note Agent, and BT Commercial Corporation, as Credit and Shared Collateral Agent

  4.3           Amendment No. 1 to the Intercreditor Agreement, dated as of April 17, 1997 among The    (A)
                Bank of New York as Note Agent, and BT Commercial Corporation, as Credit and Shared
                Collateral Agent

  4.4           Registration Rights Agreement dated as of April 17, 1997 among the Company, Consumers U.S., BT Securities Corporation and
                TD Securities (USA) Inc.                                                                (A)

  4.5           Indenture dated as of March 16, 1998 among the Company, Consumers U.S. and The Bank     (B)
                of New York, as trustee

  4.6           Registration Rights Agreement dated as of March 16, 1998 among the Company, TD          (B)
                Securities and BT Alex. Brown

  4.7           Amendment No. 2 to Intercreditor Agreement, dated as of October 16, 2000 by and         (L)
                between The Bank of New York and Bank of America, National Association.

  4.8           Amended and Restated Rights Agreement, dated as of October 31, 2001, between Anchor     (M)
                Glass Container Corporation and Continental Stock Transfer & Trust Company, as
                Rights Agent

 10.1           Termination Agreement dated February 3, 1997 by and between Consumers Packaging         (A)
                Inc., the Company and the Pension Benefit Guaranty Corporation

 10.2           Release Agreement among Old Anchor, the Company, the Official Committee of Unsecured    (A)
                Creditors of Anchor Glass Container Corporation ("Old Anchor") and Vitro, Sociedad
                Anonima

 10.3           Agreement (the "Vitro Agreement") dated as of December 18, 1996 between Old Anchor      (A)
                and Consumers Packaging Inc.


EXHIBIT
NUMBER                                             ITEM
------                                             ----
 10.4           First Amendment to the Vitro Agreement dated as of February 4, 1997 among Vitro,        (A)
                Sociedad Anonima, Consumers Packaging Inc., on behalf of itself, and Consumers
                Packaging, Inc. on behalf of the Company
 10.5           Waiver Agreement dated as of February 5, 1997 by and between Old Anchor and             (A)
                Consumers Packaging Inc.
 10.6           Assignment and Assumption Agreement dated as of February 5, 1997 by and between         (A)
                Consumers Packaging, Inc.
 10.7           Assignment and Assumption Agreement dated as of February 5, 1997 by and between         (A)
                Consumers Packaging Inc. and the Company relating to certain employee Benefit plans
 10.8           Assignment and Assumption Agreement dated as of February 5, 1997 between Consumers      (A)
                Packaging Inc. and the Company relating to certain commitment letters
 10.9           Bill of Sale, Assignment and Assumption Agreement dated as of February 5, 1997 by       (A)
                and between Old Anchor and the Company
10.10           Assignment of Patent Property and Design Property from Old Anchor to the                (A)
                Company
10.11           Trademark Assignment from Old Anchor to the Company                                     (A)
10.12           Foreign Trademark Assignment from Old Anchor to the Company                             (A)
10.13           Copyright Assignment from Old Anchor to the Company                                     (A)
10.14           Agreement dated as of February 5, 1997 between the Travelers Indemnity Company and      (A)
                its Affiliates, including The Aetna Casualty and Surety Company and their
                Predecessors, and the Company
10.15           Allocation Agreement dated as of February 5, 1997 between Consumers Packaging Inc.      (A)
                and Owens-Brockway Glass Container Inc.
10.16           Supply Agreement dated as of February 5, 1997 by and between the Company and            (A)
                Owens-Brockway Glass Container Inc.
10.17           Transition Agreement dated as of February 5, 1997 between Consumers Packaging Inc.,     (A)
                the Company and Owens-Brockway Glass Container Inc.
10.18+          Technical Assistance and License Agreement executed December 18, 1996 by                (A)
                Owens-Brockway Glass Container Inc. and Consumers Packaging Inc.
10.19           Assurance Agreement (the "Assurance Agreement") dated as of February 5, 1997 among      (A)
                Owens-Brockway Glass Container, Inc., Consumers Packaging, Inc., the Company, BT
                Commercial Corporation, Bankers Trust Company and The Bank of New York
10.20           Letter agreement relating to Assurance Agreement dated April 17, 1997 addressed to      (A)
                Owens-Brockway Glass Container Inc. and signed by Bankers Trust Company and The Bank of New York
10.21           Intercompany Agreement dated as of April 17, 1997 among G&G Investments, Inc.,          (A)
                Glenshaw Glass Company, Inc., Hillsboro Glass Company, I.M.T.E.C. Enterprises, Inc.,
                Consumers Packaging Inc., Consumers International Inc., Consumers U.S., the Company,
                BT Securities Corporation and The Bank of New York, as trustee under the Indenture
10.22           Management Agreement dated as of February 5, 1997 by and between the Company and G&G    (A)
                Investments, Inc.
10.23+          Supply Agreement effective as of June 17, 1996 between The Stroh Brewery Company and    (A)
                the Company
10.24           Supply Agreement between Bacardi International Limited and the Company (Withdrawn       (A)
                upon the request of the registrant, the Commission consenting thereto)
10.25           Warrant Agreement dated as of February 5, 1997 between the Company and Bankers Trust    (A)
                Company



EXHIBIT
NUMBER                                             ITEM
------                                             ----
  10.26         Form of Warrant issued pursuant to the Warrant Agreement                                (A)
  10.27         Rebate Agreement dated as of January 1, 1996 between Bacardi International Limited      (A)
                and the Company (Withdrawn upon the request of the registrant, the Commission consenting thereto)
  10.28         First Amendment to Intercompany Agreement dated as of April 6, 1998 among G&G           (D)
                Investments, Inc., Glenshaw Glass Company, Inc., Hillsboro Glass Company, I.M.T.E.C.
                Enterprises, Inc., Consumers Packaging Inc., Consumers International Inc., Consumers
                U.S. Inc., The Company, BT Securities Corporation and The Bank of New York, as
                trustee under the indentures.
  10.29         Second Amendment to Intercompany Agreement dated as of September 8, 1998 among G&G      (E)
                Investments, Inc., Glenshaw Glass Company, Inc., Hillsboro Glass Company, I.M.T.E.C.
                Enterprises, Inc., Consumers Packaging Inc., Consumers International Inc., Consumers
                U.S., Inc., the Company, BT Commercial Corporation and PNC  Bank.
  10.30+        Southeast Glass Bottle Supply Agreement between Anheuser-Busch, Incorporated and        (G)
                Anchor Glass Container Corporation.
  10.31         Preliminary Injunction Entered Upon Consent, United States District Court Southern      (J)
                District of New York, Owens-Brockway Glass Container Inc., Plaintiff, against
                Consumers Packaging Inc., GGC, L.L.C., Hillsboro Glass Co., and Anchor Glass
                Container Corp., Defendants.
  10.32         Loan and Security Agreement dated as of October 16, 2000, among                         (L)
                the Financial Institutions named therein, as the Lenders and
                Bank of America, National Association, as the Agent and Anchor
                Glass Container Corporation, as the Borrower.
  10.33         Restated Intercompany Agreement dated as of October 16, 2000.                           (L)
  10.34         Consumers U.S., Inc. Guaranty and Pledge Agreement dated as of October 16, 2000         (L)
                among Consumers U.S., Inc. and Bank of America, National Association, as agent.
  10.35         Irrevocable Proxy and Pledge Agreement dated as of October 16, 2000 by and between      (L)
                Anchor Glass Container Corporation and Bank of America, National Association, as
                agent.
  12.1          Statement re: computation of ratio of earnings to fixed charges for the years ended
                December 31, 2001, 2000, 1999 and 1998 and the period from February 5, 1997 to
                December 31, 1997
  21.1          List of subsidiaries of the Company                                                     (A)





+ Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 406 of Regulation C.

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

(M) Previously filed as an exhibit to the Company's Report on Form 8-K dated October 31, 2001 and incorporated herein by reference.

       All other exhibits filed herewith.

         (b)  Reports on Form 8-K

              Current Report on Form 8-K dated and filed October 11, 2001 pursuant to Item 5, reporting an action against the Company and certain of the Company's directors commenced by Consumers U.S. and filing as an exhibit, a copy of the complaint filed October 5, 2001. See Note 6 to the Condensed Financial Statement and Part II
              - Item 1. - Legal Proceedings.

              Current Report on Form 8-K dated October 31, 2001 and filed November 1, 2001 pursuant to Item 5, filing as an exhibit the Amended and Restated Rights Agreement, dated as of October 31, 2001. See Note 5 to the Condensed Financial Statements.

              Current Report on Form 8-K dated November 29, 2001 (filed December 7, 2001) setting a date of April 19, 2002 for the Annual Meeting of Stockholders, at which the fifteen classified directors will be elected and disclosing procedures for nominations of persons for election as Anchor Directors at the Annual Meeting.

                    INDEX TO FINANCIAL INFORMATION FOR ANCHOR

                                                                                         Page No.
                                                                                         --------

               Financial Statements of Anchor:

                   Report of Independent Certified Public Accountants                       F-2

                   Statements of Operations and Other Comprehensive Loss

                     Three Years ended December 31, 2001, 2000 and 1999                     F-3

                   Balance Sheets-
                     December 31, 2001 and 2000                                             F-4

                   Statements of Cash Flows

                     Three Years ended December 31, 2001, 2000 and 1999                     F-6

                   Statements of Stockholders' Equity (Deficit)
                     Three Years ended December 31, 2001, 2000 and 1999                     F-8

                   Notes to Financial Statements                                            F-9


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Anchor Glass Container Corporation:

We have audited the accompanying balance sheets of Anchor Glass Container Corporation (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations and other comprehensive loss, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2001. These financial statements and Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anchor Glass Container Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company is currently facing significant uncertainties regarding the acceleration provisions in its financing agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tampa, Florida,
     March 15, 2002

                       ANCHOR GLASS CONTAINER CORPORATION
              STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Years Ended December 31,
                                                       -------------------------------------------
                                                           2001            2000            1999
                                                       -----------     -----------     -----------
Net sales .........................................    $   702,209     $   629,548     $   628,728

Costs and expenses:
         Cost of products sold ....................        658,641         603,061         582,975
         Related party provisions and charges .....         35,668              --           9,600
         Selling and administrative expenses ......         28,462          33,222          28,465
                                                       -----------     -----------     -----------

Income (loss) from operations .....................        (20,562)         (6,735)          7,688

Other income, net .................................            106           5,504           2,080

Interest expense ..................................        (30,612)        (29,750)        (27,279)
                                                       -----------     -----------     -----------

Loss before extraordinary item ....................        (51,068)        (30,981)        (17,511)

Extraordinary item-
         Write-off of deferred financing costs ....             --          (1,285)             --
                                                       -----------     -----------     -----------

Net loss ..........................................        (51,068)        (32,266)        (17,511)

Series A and B preferred stock dividends ..........        (14,057)        (14,057)        (13,650)
                                                       -----------     -----------     -----------

Loss applicable to common stock ...................    $   (65,125)    $   (46,323)    $   (31,161)
                                                       ===========     ===========     ===========

Basic and diluted net loss per share applicable to
         common stock before extraordinary item ...    $    (12.40)    $     (8.58)    $     (5.93)
                                                       ===========     ===========     ===========

Basic and diluted net loss per share applicable to
         common stock .............................    $    (12.40)    $     (8.82)    $     (5.93)
                                                       ===========     ===========     ===========

Basic weighted average number of common
         shares outstanding .......................      5,251,356       5,251,356       5,251,356
                                                       ===========     ===========     ===========

Other comprehensive loss:
         Net loss .................................    $   (51,068)    $   (32,266)    $   (17,511)
         Other comprehensive income (loss):
               Derivative loss ....................           (531)             --              --
               Minimum pension liability adjustment        (62,468)        (13,000)            158
                                                       -----------     -----------     -----------
Comprehensive loss ................................    $  (114,067)    $   (45,266)    $   (17,353)
                                                       ===========     ===========     ===========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        December 31,
                                                                   -----------------------
Assets                                                               2001          2000
                                                                   ---------     ---------
Current assets:
Cash and cash equivalents .....................................    $   6,209     $   4,532
Accounts receivable, less allowance for doubtful accounts
        of $1,000 and $1,100, respectively ....................       43,182        35,260
Related party receivables, less allowance for doubtful accounts
        of $24,979 in 2001 ....................................        1,020        20,558
Inventories ...................................................      105,573       125,521
Other current assets ..........................................        7,087         9,765
                                                                   ---------     ---------
              Total current assets ............................      163,071       195,636






Property, plant and equipment:
        Land ..................................................        3,799         3,819
        Buildings .............................................       57,302        57,012
        Machinery, equipment and molds ........................      422,511       403,456
        Less accumulated depreciation and amortization ........     (219,949)     (179,079)
                                                                   ---------     ---------
                                                                     263,663       285,208







Assets held for sale ..........................................        9,263         8,516

Other assets ..................................................       29,366        28,016

Intangible pension asset ......................................       22,559        25,822

Advance to affiliate ..........................................           --        17,330

Strategic alliances with customers, net of accumulated
        amortization of $5,099 and $8,828, respectively .......        3,603        12,451

Goodwill, net of accumulated
        amortization of $14,553 and $11,577, respectively .....       44,852        47,828
                                                                   ---------     ---------

                                                                   $ 536,377     $ 620,807
                                                                   =========     =========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       December 31,
                                                                                  -----------------------
Liabilities and Stockholders' Equity (Deficit)                                      2001          2000
                                                                                  ---------     ---------
Current liabilities:

Borrowings under revolving credit facility ...................................    $  56,774     $  58,957
Current maturities of long-term debt .........................................          822         1,937
Long-term debt classified as current .........................................      206,091            --
Accounts payable .............................................................       43,936        52,139
Related party payables .......................................................        4,943        11,746
Accrued expenses .............................................................       21,573        29,181
Accrued interest .............................................................        5,686         5,686
Accrued compensation and employee benefits ...................................       24,581        27,104
                                                                                  ---------     ---------
        Total current liabilities ............................................      364,406       186,750



Long-term debt ...............................................................        1,541       208,385
Long-term pension liabilities ................................................      122,541        65,033
Long-term post-retirement liabilities ........................................       63,255        60,107
Other long-term liabilities ..................................................       26,649        28,730
                                                                                  ---------     ---------
                                                                                    213,986       362,255


Commitments and contingencies



Mandatorily redeemable preferred stock, Series A, $0.01 par value; authorized, issued and outstanding 2,239,320 shares:

        $25 liquidation and redemption value, plus accrued dividends .........       82,026        76,428
                                                                                  ---------     ---------

Stockholders' equity (deficit):
Redeemable preferred stock, Series B, $0.01 par value: authorized
5,000,000 shares; issued and outstanding 3,360,000 shares;
        $25 liquidation and redemption value .................................           34            34
        Issuable preferred stock, 869,235 shares at $25 per share ............       21,731        21,731
Common stock, $.10 par value; authorized 50,000,000 shares;
        issued and outstanding 3,357,825 shares (2000-2,160,487) .............          336           216
Warrants; issued and outstanding 1,893,531 shares (2000-3,090,869) ...........        9,446        15,433
Capital in excess of par value ...............................................      104,520        98,403
Accumulated deficit ..........................................................     (184,109)     (127,443)
Accumulated comprehensive loss:
        Derivative loss ......................................................         (531)           --
        Additional minimum pension liability .................................      (75,468)      (13,000)
                                                                                  ---------     ---------
                                                                                   (124,041)       (4,626)
                                                                                  ---------     ---------
                                                                                  $ 536,377     $ 620,807
                                                                                  =========     =========

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     Years Ended December 31,
                                                                ----------------------------------
                                                                  2001         2000         1999
                                                                --------     --------     --------
Cash flows from operating activities:

     Net loss ..............................................    $(51,068)    $(32,266)    $(17,511)
     Extraordinary item ....................................          --        1,285           --
     Adjustments to reconcile loss before extraordinary item
         to net cash provided by operating activities:
               Depreciation and amortization of property ...      48,443       49,651       47,080
               Other amortization ..........................       7,970        7,608        6,974
               Related party provisions and charges ........      35,668           --        9,600
               Gain on sale of property, plant and equipment        (495)      (4,161)      (1,102)
               Other .......................................        (118)         879        1,423
     Increase (decrease) in cash resulting from changes
         in assets and liabilities .........................      (2,919)     (12,953)       4,574
                                                                --------     --------     --------
                                                                  37,481       10,043       51,038

Cash flows from investing activities:

     Expenditures for property, plant and equipment ........     (41,952)     (39,805)     (44,709)
     Proceeds from the sale of property, plant and equipment      14,812       12,382       10,637
     Deposit of sale proceeds into escrow account ..........     (13,379)     (14,205)      (8,258)
     Withdrawal of funds from escrow account ...............      13,348       22,463           --
     Payments of strategic alliances with customers ........      (1,824)      (1,800)      (2,000)
     Purchase of Stock in Parent, held for Pension Fund ....          --           --       (3,000)
     Other .................................................      (1,879)      (2,757)      (1,644)
                                                                --------     --------     --------
                                                                 (30,874)     (23,722)     (48,974)

Cash flows from financing activities:

     Principal payments of long-term debt ..................      (1,937)      (2,058)        (984)
     Net draws (repayments) on revolving credit facility ...      (2,183)      18,062       (9,267)
     Sale of note receivable ...............................          --           --       11,200
     Dividends paid on Series A Preferred Stock ............          --           --       (1,411)
     Other, primarily financing fees .......................        (810)      (3,071)        (430)
                                                                --------     --------     --------
                                                                  (4,930)      12,933         (892)

Cash and cash equivalents:
     Increase (decrease) in cash and cash equivalents ......       1,677         (746)       1,172
     Balance, beginning of year ............................       4,532        5,278        4,106
                                                                --------     --------     --------
     Balance, end of year ..................................    $  6,209     $  4,532     $  5,278
                                                                ========     ========     ========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      Years Ended December 31,
                                                                                 ----------------------------------
                                                                                   2001         2000         1999
                                                                                 --------     --------     --------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest ...............................................................    $ 28,223     $ 27,657     $ 26,775
                                                                                 ========     ========     ========

Increase (decrease) in cash resulting from changes in assets and liabilities:

     Accounts receivable ....................................................    $ (2,084)    $ 10,607     $ 12,013
     Accounts receivable, related party .....................................      (5,441)     (13,203)      11,466
     Inventories ............................................................      19,948      (18,544)      (2,648)
     Other current assets ...................................................         974       (2,455)         931
     Accounts payable, accrued expenses and other
         current liabilities ................................................     (25,199)      (1,783)     (19,765)
     Other, net .............................................................       8,883       12,425        2,577
                                                                                 --------     --------     --------
                                                                                 $ (2,919)    $(12,953)    $  4,574
                                                                                 ========     ========     ========

Supplemental noncash activities:

Non-cash equipment financing ................................................    $     --     $     --     $  9,254
                                                                                 ========     ========     ========
Non-cash compensation .......................................................    $     --     $    828     $     --
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

                       ANCHOR GLASS CONTAINER CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                 Series B    Issuable                        Capital      Accumu-     Accumulated       Total
                                 Preferred   Preferred   Common             In Excess     lated      Comprehensive   Stockholders'
                                   Stock       Stock     Stock   Warrants    of Par       Deficit        Loss       Equity (Deficit)
                                 ---------   ---------   ------  --------   ---------   ----------   -------------  ----------------
Balance, January 1, 1999 ....       $34       $13,679    $163    $ 18,073   $ 94,565    $ (58,418)    $   (158)       $  67,938

Warrants exercised ..........        --            --      53      (2,628)     2,575           --           --               --

Pay-in-kind dividends
   Payable to Consumers
   U.S. on Series B
   Preferred Stock ..........        --         8,052      --          --         --       (8,052)          --               --

Contribution from shareholder
   related to profit on
   intercompany sales .......        --            --      --          --      1,200           --           --            1,200

Dividends accrued on Series
   A Preferred stock ........        --            --      --          --         --       (5,598)          --           (5,598)

Net loss ....................        --            --      --          --         --      (17,511)          --          (17,511)

Amount related to minimum
   pension liability ........        --            --      --          --         --           --          158              158
                                    ---       -------    ----    --------   --------    ---------     --------        ---------
Balance, December 31,1999 ...       $34       $21,731    $216    $ 15,445   $ 98,340    $ (89,579)    $     --        $  46,187


Warrants exercised ..........        --            --      --         (12)        12           --           --               --

Contribution from shareholder
   related to profit on
   intercompany sales .......        --            --      --          --         51           --           --               51
Dividends accrued on Series
   A Preferred stock ........        --            --      --          --         --       (5,598)          --           (5,598)

Net loss ....................        --            --      --          --         --      (32,266)          --          (32,266)

Amount related to minimum
   pension liability ........        --            --      --          --         --           --      (13,000)         (13,000)
                                    ---       -------    ----    --------   --------    ---------     --------        ---------
Balance, December 31, 2000 ..       $34       $21,731    $216    $ 15,433   $ 98,403    $(127,443)    $(13,000)       $  (4,626)

Warrants exercised ..........        --            --     120      (5,987)     5,867           --           --               --

Contribution from shareholder
   related to profit on
   intercompany sales .......        --            --      --          --        250           --           --              250

Dividends accrued on Series
   A Preferred stock ........        --            --      --          --         --       (5,598)          --           (5,598)

Net loss ....................        --            --      --          --         --      (51,068)          --          (51,068)

Derivative loss .............        --            --      --          --         --           --         (531)            (531)

Amount related to minimum
   pension liability ........        --            --      --          --         --           --      (62,468)         (62,468)
                                    ---       -------    ----    --------   --------    ---------     --------        ---------
Balance, December 31, 2001 ..       $34       $21,731    $336    $  9,446   $104,520    $(184,109)    $(75,999)       $(124,041)
                                    ===       =======    ====    ========   ========    =========     ========        =========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization of the Company

         Anchor Glass Container Corporation (the "Company" or "Anchor"), a Delaware corporation and a majority-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in January 1997 to acquire certain assets and assume certain liabilities of the former Anchor Glass Container Corporation ("Old Anchor"), which was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

         On February 5, 1997, pursuant to an Asset Purchase Agreement dated December 18, 1996, as amended (the "Asset Purchase Agreement"), among Consumers, Owens-Brockway Glass Container Inc. (together with its affiliates "O-I") and Old Anchor, the Company (the rights and obligations of Consumers having been assigned to the Company) and O-I acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor (the "Anchor Acquisition").

         Through most of 2001, the Company was part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC") each of which was controlled through G&G Investments, Inc. ("G&G"). G&G, directly or indirectly, continues to hold the majority of the outstanding stock of Consumers. See Note 15.

         The Company has historically engaged in a variety of transactions with Consumers and GGC. These transactions included bulk purchasing of raw and packaging materials, provision of technical and engineering services, joint utilization of the Company's mold and repair shops and the consolidation of certain functions such as sales, engineering and management information services. On October 1, 2001, Consumers announced that it had completed the sale of its Canadian glass producing assets to a subsidiary of O-I. With the sale of Consumers' Canadian glass producing assets, Anchor and Consumers have separated activities related to these functions as of October 1, 2001. See Note 15.

Business Segment

         The Company is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, liquor, food, tea and beverage industries. The Company markets its products throughout the United States. The Company's international and export sales are insignificant. Sales to Anheuser-Busch Companies, Inc. ("Anheuser-Busch") represented approximately 36.3%, 32.7% and 29.0%, respectively, of total net sales for the three years ended December 31, 2001, 2000 and 1999. The loss of a significant customer, unless replaced, could have a material adverse effect on the Company's business.

Revenue Recognition

         Revenues are recognized as product is shipped to customers, net of applicable rebates and discounts. The Company may invoice customers to recover certain cost increases.

Inventories

         Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and semi-finished and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs. Certain freight costs related to warehoused inventory is recorded as a prepaid expense and is included in other current assets. Freight costs of delivery of inventories to customers are included in cost of products sold on the statement of operations. Inventories are comprised of:

                                                        December 31,
                                                    --------------------
                                                      2001        2000
                                                    --------    --------
        Raw materials and manufacturing supplies    $ 23,114    $ 23,229
        Finished products ......................      88,754     112,708
                                                    --------    --------
                                                     111,868     135,937
        Less reserves ..........................       6,295      10,416
                                                    --------    --------
                                                    $105,573    $125,521
                                                    ========    ========

Property, Plant and Equipment

         Property, plant and equipment expenditures, including furnace rebuilds which extend useful lives and expenditures for glass forming machine molds are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets, except for molds which are depreciated on a unit of production method based on units of glass produced, supplemented by a net realizable formula to cover technical obsolescence. Accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates from 2.5% for buildings and 6.3% to 20% for machinery and equipment. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally at rates of 20% to 25%, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets or the life of the lease, if shorter. Maintenance and repairs are charged directly to expense as incurred. Construction in progress at December 31, 2001 and 2000, was approximately $26,300 and $25,000, respectively. Interest costs on construction projects are not capitalized due to the short duration and recurring nature of the projects.

Assets Held for Sale

         Assets held for sale consist of real estate and closed manufacturing facilities, carried at the lower of cost or net realizable value.

Strategic Alliances with Customers

         The Company has entered into long-term agreements with several customers. Payments made or to be made to these customers are being amortized as a component of net sales on the statement of operations over the term of the related supply contract, which range between 3 and 5 years.

         On April 30, 1999, The Stroh Brewery Company ("Stroh") closed on an agreement to sell its assets to Pabst Brewing Company ("Pabst") and Miller Brewing Company ("Miller"). Under the terms of this agreement, the Company received $5,000 in cash and a non-interest bearing note in the amount of $14,000 from Miller in satisfaction of the unamortized balance of the Stroh strategic alliance agreement. The note was sold to a third party in the second quarter of 1999. In satisfaction of a portion of the Stroh outstanding trade accounts receivable, the Company received from Pabst, a five-year note in the amount of $5,000 and a 68 month note in the amount of $5,000, representing a strategic alliance with Pabst. Pabst is committed to take a specified quantity of production during the note period or repay the full principal of the strategic alliance note. As a result in a change in business activity at Pabst, Anchor no longer supplies glass containers to Pabst. At December 31, 2001, the strategic alliance note is classified as other assets on the accompanying balance sheet.

Goodwill

         Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over a twenty-year period. Amortization expense was $2,976 in each of the three years ended December 31, 2001, 2000 and 1999.

Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company periodically assesses the realizability of long-lived assets and has concluded that no impairment exists as of December 31, 2001. SFAS 121 did not have a material effect on the Company's results of operations or financial position for the three years ended December 31, 2001.

Income Taxes

         The Company applied Statement of Financial Accounting Standards No. 109
- Accounting for Income Taxes ("SFAS 109") which establishes financial accounting and reporting standards for the effects of income taxes which result from a company's activities during the current and preceding years.

Accounts Payable

         Accounts payable includes checks issued and outstanding of approximately $13,000 and $11,920, respectively, at December 31, 2001 and 2000.

Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $163,000 as of December 31, 2001. The carrying amount of other financial instruments, except for the natural gas futures discussed in Note 5, approximate their estimated fair values.

         The fair value information presented herein is based on information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

Accounting for Derivative Instruments and Hedging Activities

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair values that are designated effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges,

SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 - Business Combinations ("SFAS 141") and No. 142 - Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002. The Company is considering the provisions of SFAS 141 and 142 and at present has not determined the impact of adopting SFAS 141 and SFAS 142.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 - Accounting for Asset Retirement Obligation ("SFAS 143"), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. SFAS 143 is effective for financial statements issued for years beginning after June 15, 2002. The Company has not yet determined the impact of adopting SFAS 143.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations, for the disposal of a segment of a business. SFAS 144 is effective for financial statements issued for years beginning after December 15, 2001. The Company has not yet determined the impact of adopting SFAS 144.

Loss per Share

         Basic and diluted net loss per common share is computed by dividing net loss applicable to common stock by the weighted-average number of common shares and contingently issuable shares outstanding during the period. Warrants outstanding are contingently issuable shares as they are issuable for no additional consideration and the conditions necessary for share exercise have been met. There is no effect given for the assumed conversion of preferred stock, as the conversion would be anti-dilutive.

         The computation of basic and diluted net loss per share is as follows (dollars in thousands, except per share data):

                                                                Years Ended December 31,
                                                      -------------------------------------------
                                                          2001            2000            1999
                                                      -----------     -----------     -----------
Basic and diluted net loss per share
   Loss applicable to common stock ...............    $   (65,125)    $   (46,323)    $   (31,161)
   Divided by the sum of:
         Weighted average shares outstanding .....      2,772,212       2,158,431       1,764,892
         Weighted average warrants outstanding ...      2,479,144       3,092,925       3,486,464
                                                      -----------     -----------     -----------
                                                        5,251,356       5,251,356       5,251,356
                                                      -----------     -----------     -----------
   Basic and diluted net loss per share applicable
         to common stock .........................    $    (12.40)    $     (8.82)    $     (5.93)
                                                      ===========     ===========     ===========

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

NOTE 2 - PURCHASE OF ASSETS

         The purchase price of the Anchor Acquisition approximated $250,000 and was comprised of: approximately $200,500 in cash, $47,000 face amount (1,879,320 shares) of mandatorily redeemable 10% cumulative convertible preferred stock ("Series A Preferred Stock") and $2,500 of common stock (490,898 shares with an estimated value of $5.00 per share) of the Company.

         In June 1998, as part of an adjustment to the purchase price for the Anchor Acquisition, the Company paid to Old Anchor an additional $1,000 in cash and issued 1,225,000 warrants to purchase additional shares of common stock, valued at approximately $6,100. In addition, the Company issued 525,000 warrants to purchase additional shares of common stock, valued at approximately $2,600, to an affiliate of Consumers U.S., Inc. ("Consumers U.S."), the Company's parent and a wholly-owned indirect subsidiary of Consumers. No payment is required upon exercise of these warrants.

         The Company obtained the cash portion of the purchase price principally from an $85,000 cash investment by Consumers in $84,000 face amount (3,360,000 shares) of redeemable 8% cumulative convertible preferred stock (the "Series B Preferred Stock") and $1,000 of common stock (200,000 shares) and a $130,000 bank loan.

         The Anchor Acquisition was accounted for by using the purchase method, with the purchase price being allocated to the assets acquired and pre-acquisition liabilities assumed based on their estimated fair value at the date of acquisition. These allocations were based on appraisals, evaluations, estimations and other studies. Certain acquisition costs and fees, including the costs of closing and consolidating certain facilities, were recorded at the date of acquisition. The excess of the purchase price over the fair value of net assets purchased of approximately $59,405 was recorded as Goodwill on the accompanying balance sheets, and has been amortized into results of operations since that date.

NOTE 3 - REVOLVING CREDIT FACILITY

         In conjunction with the Anchor Acquisition, the Company entered into a credit agreement providing for a $110,000 revolving credit facility (the "Original Credit Facility"). In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), to provide a $100,000 senior secured revolving credit facility (the "Revolving Credit

Facility"). The Revolving Credit Facility enables the Company to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $100,000. Advances outstanding at any one time cannot exceed an amount equal to the borrowing base as defined in the Loan and Security Agreement.

         As a result of the uncertainties discussed in Note 15, the Company's outside auditors have rendered an opinion on the Company's financial statements containing a going concern paragraph for 2001 and 2000. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement. The Company will seek a waiver from its lenders in 2002 (a waiver was obtained in 2001 for the 2000 event of noncompliance) but there is no assurance that this will be forthcoming. In the event no waiver is received and the lenders demand repayment, an event of default is also created under the indentures governing Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the "First Mortgage Notes") and its 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the "Senior Notes") (the "Indentures"), causing the possibility of an acceleration as described in Note 15. Furthermore, such a demand by the lenders also creates an event of default under various equipment leases.

         Revolving credit loans bear interest at a rate based upon the prime rate or LIBOR rate, plus a variable margin, as defined. Interest is payable monthly. An unused line fee of 0.5% on the unused portion of the facility and letter of credit fees, as defined, are payable monthly. The Revolving Credit Facility expires October 16, 2003.

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

         At December 31, 2001, advances outstanding under the Revolving Credit Facility were $56,774 and the borrowing availability was $14,876. The total outstanding letters of credit on this facility were $6,720. At December 31, 2001, the weighted average interest rate on borrowings outstanding was 4.75%. During 2001, average advances outstanding were approximately $62,323, the average interest rate was 7.16% and the highest month-end advance was $77,341.

         The Company capitalizes financing fees related to obtaining its debt commitments and amortizes these costs over the term of the related debt. As a result of the refinancing of the Original Credit Facility, deferred financing fees of $1,285 were written off in the fourth quarter of 2000.

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  December 31,
                                                               --------------------
                                                                 2001        2000
                                                               --------    --------
$150,000 First Mortgage Notes, interest at 11-1/4% due 2005    $150,000    $150,000
$ 50,000 Senior Notes, interest at 9 7/8% due 2008 ........      50,000      50,000
Other .....................................................       8,454      10,322
                                                               --------    --------
                                                                208,454     210,322
Long-term debt classified as current ......................     206,091          --
Less current maturities ...................................         822       1,937
                                                               --------    --------
                                                               $  1,541    $208,385
                                                               ========    ========

         As a result of the matters discussed in Note 15, the Company classified its long-term debt as current liabilities in the balance sheet at December 31, 2001.

         Effective March 16, 1998, the Company completed an offering of the Senior Notes issued under an indenture dated as of March 16, 1998, among the Company, Consumers U.S. and The Bank of New York, as Trustee. The Senior Notes are unsecured obligations of the Company ranking equal in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. Proceeds from the issuance of the Senior Notes have been used for growth capital expenditures and general corporate purposes.

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

         The Senior Notes are redeemable at any time at the option of the Company, in whole and not in part, at redemption prices defined in the indenture. The Indenture provides that upon the occurrence of a change in control, the Company will be required to offer to repurchase all of the Senior Notes at a purchase price equal to 101% of the principal amount plus interest accrued to the date of purchase. See Note 15.

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

         The Company entered into a Registration Rights Agreement on April 17, 1997. Following the issuance of the First Mortgage Notes, the Company filed with the Securities and Exchange Commission an exchange offer registration statement, declared effective on February 12, 1998, with respect to an issue of 11-1/4% First Mortgage Notes, due 2005, identical in all material respects to the First Mortgage Notes, except that the new First Mortgage Notes would not bear legends restricting the transfer thereof. In March 1998, the Company completed an offer to the holders of the First Mortgage Notes to exchange their First Mortgage Notes for a like principal amount of new First Mortgage Notes.

         Interest on the First Mortgage Notes accrues at 11-1/4% per annum and is payable semiannually on each April 1 and October 1 to registered holders of the First Mortgage Notes at the close of business on the March 15 and September 15 immediately preceding the applicable interest payment date.

         The First Mortgage Notes are redeemable, in whole or in part, at the Company's option on or after April 1, 2001, at redemption prices defined in the indenture. The indenture provides that upon the occurrence of a change in control, the Company will be required to offer to repurchase all of the First Mortgage Notes at a purchase price in cash equal to 101% of the principal amount plus interest accrued to the date of purchase. See Note 15.

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

         The Indentures, subject to certain exceptions, restrict the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the payment of dividends and other restricted payments, mergers, acquisitions and transactions with affiliates.

         All of the Company's debt agreements contain cross-default provisions.

         Other long-term debt includes capital leases, which have imputed interest rates ranging from 6.0% to 9.0%. Imputed interest on capital leases as of December 31, 2001 was $2,596.

         Principal payments required on long-term debt are $2,098 in 2002, $2,118 in 2003, $1,998 in 2004, $151,887 in 2005 and $108 in 2006. Payments to
be made in 2007 and thereafter are $50,245.

         The Company capitalizes financing fees related to obtaining its debt commitments and amortizes these costs over the term of the related debt.

NOTE 5 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures and options. The Company had no gas futures or options outstanding at January 1, 2001. During the year ended December 31, 2001, a loss of $3,950 was recognized in cost of products sold related to these futures, and the effective portion of deferred losses related to gas futures of $722 is recorded in other current assets on the balance sheet at December 31, 2001. These futures were acquired to hedge gas purchases from January 2002 through March 2002. The Company recorded the fair market value of the outstanding futures, approximately $531, in accrued expenses and accumulated comprehensive income on the balance sheet as of December 31, 2001.

         In the year ended December 31, 2001, the Company entered into put and call options for purchases of natural gas. The fair value of these options at December 31, 2001 was $536 and is recorded in accrued expenses. These options do not qualify as an effective cash flow hedge for natural gas purchases. As a result of these contracts, the Company recognized a derivative loss of $334 in the year ended December 31, 2001.

         In August 2001, Anchor entered an interest rate cap instrument with Bank of America, National Association. The fair value of this interest rate cap, approximately $72, is recorded in other assets on the accompanying balance sheet. During the year ended December 31, 2001, a loss of $253 was recognized in other income (expense), net related to this instrument.

NOTE 6 - REDEEMABLE PREFERRED STOCK

            The Company has designated 2,239,320 shares as Series A Preferred Stock and 5,000,000 shares as Series B Preferred Stock. The Series A Preferred Stock ranks, as to dividends and redemption and upon liquidation, prior to all other classes and series of capital stock of the Company. The holders of Series A

Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Unpaid dividends of $26,043 as of December 31, 2001 have been accrued and included with the value of the related preferred stock on the balance sheets. The Company paid one quarterly dividend in 1999 of approximately $1,411.

         Holders of Series A Preferred Stock are not entitled to vote, except as defined in its Certificate of Designation. Pursuant to the terms of the Series A Preferred Stock, the Series A Preferred stockholders have been vested with the special voting power to elect five directors. As of March 31, 2001, when dividends payable on shares of Series A Preferred were in arrears and unpaid for twelve quarters, the holders of the Series A Preferred Stock became entitled to elect five directors. On April 5, 2001, the holders of a majority of the shares of Series A Preferred stock, acting by written consent, elected five directors to the Board of Directors. This special right of the holders of Series A Preferred Stock to elect five directors continues until all dividends in arrears on the Series A Preferred Stock have been paid in full, at which time the right terminates.

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

         Pursuant to the Asset Purchase Agreement, the Company registered all common stock and Series A Preferred Stock under the Securities Exchange Act and is obligated to qualify the shares for listing on a nationally recognized United States securities exchange or on The NASDAQ Stock Market's National Market. There is no established public trading market for the common stock or the Series A Preferred Stock and trading is very limited.

         The Series B Preferred Stock ranks, as to dividends and redemption and upon liquidation, junior to the Series A Preferred Stock but senior to all other classes and series of capital stock of the Company. The holders of Series B Preferred Stock are entitled to receive cumulative dividends, payable quarterly at an annual rate of 8%. Dividends on the Series B Preferred Stock are recorded within the caption accumulated deficit on the balance sheet until declared. Cumulative and unpaid dividends at December 31, 2001 were approximately $16,900. During the period from February 5, 1997 through and including December 31, 1999, the dividend was payable in additional shares of Series B Preferred Stock. Thereafter, the dividends are payable in cash when and as declared by the Board of Directors. Holders of Series B Preferred Stock are not entitled to vote, except as defined in its Certificate of Designation.

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

NOTE 7 - COMMON STOCK

         For the period from February 5, 1997 to February 5, 2000, the common stock was divided into three classes, Class A and Class B, which were voting, and Class C, which was non-voting. On February 5, 2000, the three classes of common stock were consolidated into one single class of common stock with identical rights. At December 31, 2001, the Company had outstanding warrants exercisable for 1,893,531 shares of common stock. None of the warrants will require any payment upon exercise.

         During 2001, certain Anchor warrant holders exercised 1,197,338 warrants and acquired 1,197,338 shares of common stock of Anchor. Consumers U.S. continues to own approximately 59.5% of Anchor's equity on a fully diluted basis (approximately 26.9% of the outstanding common stock at

December 31, 2001), giving effect to the exercise of all warrants and the conversion of Anchor's convertible preferred stock. See Note 8 - Stockholders Rights Plan and Note 15 - Liquidity.

NOTE 8 - STOCKHOLDERS RIGHTS PLAN

         On September 26, 2001, the Board of Directors of Anchor adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, stock purchase rights ("Rights") will be distributed as a dividend to all stockholders at the rate of one Right for each share of Anchor common stock held of record as of the close of business on September 26, 2001. Each Right entitles the registered holder, upon the occurrence of certain events, to purchase from Anchor one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Preferred Stock"), at a price of $0.01 per one one-thousandth of a share (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until the distribution date, as defined. The Rights will expire at the close of business on September 26, 2003, unless earlier redeemed or exchanged by the Company in accordance with the Rights Plan. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. On September 27, 2001, the Rights Plan was amended for a clarification. On October 31, 2001, the Rights Plan was amended to extend the Rights to the holders of Anchor's Series A Preferred Stock and Series B Preferred Stock. The Board of Directors of Anchor, prior to the distribution date of the Rights, may amend any of the provisions of the Rights Agreement.

         On October 5, 2001, an action was filed by Consumers U.S., against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful. The O-I action was dismissed as a result of the settlement with O-I discussed in Note 14.

         The settlement with O-I (see Note 14) also provides that the Rights Plan will be amended to permit the stock of Consumers U.S. to be transferred on or after May 1, 2002 into a voting trust with O-I as the beneficiary. The trust will be managed by an independent trustee reasonably acceptable to Anchor, but any subsequent transfers of such shares would still be subject to the provisions of the Rights Plan. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers. If O-I obtains regulatory approval and transfers the stock of Consumers U.S., it would result in a "change-in-control" under the Indentures.

NOTE 9 - RELATED PARTY INFORMATION

         For most of 2001, the Company was part of a group of glass manufacturing companies with Consumers and GGC each of which was controlled through G&G. The Company has historically engaged in a variety of transactions with Consumers and GGC, including the consolidation of certain functions such as sales. With the sale of Consumers' Canadian glass producing assets to O-I, Anchor and Consumers separated these activities as of October 1, 2001. In February 2002, Mr. J. Ghaznavi, one of the Company's directors, purchased GGC from Consumers. GGC is a competitor of Anchor. With these events, transactions carried out under the Intercompany Agreement have been significantly reduced in the latter part of 2001 and are expected to be further reduced in 2002.

         In 2000, the Company has entered into a Restated Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers U.S., Consumers International Inc., GGC, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies which establishes standards for certain intercompany transactions. There is a disagreement among the directors as to the propriety of the replacement of the original intercompany agreement with the Restated Intercompany Agreement.

         Historically, pursuant to the Intercompany Agreement, the Company may, from time to time, fill orders for customers of affiliated glass manufacturers and affiliated glass manufacturers may, from time to time fill orders for customers of the Company. Through 2000, in such case, where the customer was not a common customer, the manufacturing company paid a market commission, up to 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an affiliated glass manufacturer or to an affiliated glass manufacturer by the Company, the transfer is treated as though the transferee had filled the orders for the transferred customer. The commission program was replaced with a cost sharing arrangement in 2001 that was subsequently discontinued as a result of the sale of Consumers' Canadian glass producing assets and the service agreement entered into with GGC.

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

G&G Investments, Inc.

         The Company was party to a management agreement with G&G, in which G&G was to provide specified managerial services for the Company. The Company notified G&G that the agreement was terminated as of the beginning of January 2001. The Company informed G&G that G&G may owe a substantial refund of amounts paid in the past. In the fourth quarter of 2001, the Company reversed fees previously accrued of $1,875 to selling and administrative expenses in the statement of operations. G&G has notified Anchor that it believes that the management agreement continues in full force and effect for another year.

         For these services, G&G was entitled to receive an annual management fee of up to $3,000 and reimbursement of its out-of-pocket costs. The terms of the Indentures, the Original Credit Facility and the Revolving Credit Facility limit the management fee annual payment to $1,500 unless certain financial maintenance tests are met. The Company has recorded a management fee expense of $1,500 each year, for this agreement for the two years ended December 31, 2000 and 1999. Depending on the facts and circumstances at the time, amounts not paid, may have been payable, when not prohibited under the Indentures or other senior indebtedness. Out-of-pocket costs for the two years ended December 31, 2000 were approximately $250 and $296, respectively. No costs have been accrued in 2001.

         In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from the Company of approximately $17,300 in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. There is a disagreement among the directors as to the propriety of the extension of the original maturity date of the promissory note beyond January 1999. See Note 14. The transaction did not close and, in March 2000, G&G commenced an arbitration proceeding against the principal owners of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. Arbitration hearings were held in 2001. A decision was rendered in the fourth quarter of 2001 in favor of the principal owners of the European glass manufacturer. As a result of the decision and questions regarding the collectibility of the G&G Loan, Anchor has recorded a provision of $17,447 (the advance of $17,330 and other costs of $117), as a related party provision on the statement of operations. The transaction is the subject of the shareholder derivative litigation. See Note 14. The plaintiffs are seeking recovery to Anchor of the amounts advanced. Anchor is also pursuing collection of these amounts and has filed an action in the Federal District Court for the Indiana Fort Wayne Division, against certain principal owners of the European glass manufacturer.

         In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G has provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note is October 31, 2003. Interest on the Replacement Note was payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and was paid through September 2000. In the fourth quarter of 2001, Anchor reversed the accrual for the unpaid interest receivable of $1,766, for the period October 1, 2000 through December 31, 2001, through a charge to interest expense. Various rights, including the right to enforce the obligations under the Replacement Note were assigned by Anchor to Bank of America, National Association. Pursuant to an arbitration ruling in a proceeding commenced by G&G, there are no proceeds expected to be received by G&G, but if any property were received by G&G in respect of the arbitration proceeding, it has been pledged by G&G to Bank of America, National Association and will be used to repay outstanding borrowings under the Loan and Security Agreement. There is a disagreement among the directors as to the propriety of the assignment of those rights, the pledge of those proceeds and the replacement of the original promissory note with the Replacement Note. See Note 14.

         During the years 1997, 1998, 1999 and 2000, the Company participated in bulk purchases of supplies for the Company and certain of its affiliates, including Consumers, with vendors that were unrelated to the Company and Consumers. The bulk purchases were negotiated by a sister company to G&G. The sister company received rebates from these unrelated vendors. The rebates attributable to purchases by the Company totaled no less than $711 over the four-year period. When this practice became known, the Company took steps to ensure that the practice was discontinued.

         During the year 1997, the Company participated in bulk purchases of soda ash for the Company and certain of its affiliates, including Consumers, with vendors that were unrelated to the Company and Consumers. The bulk purchases were negotiated by a subsidiary of G&G. The subsidiary received rebates from the unrelated vendors. The rebates attributable to purchases by the Company totaled no less than $547. This practice was discontinued at the end of 1997.

         A special committee of the Board was appointed to review these transactions and held several meetings since its appointment. The special committee issued a demand letter to G&G and certain affiliates of G&G, requesting reimbursement to Anchor of the amounts paid as rebates. Amounts collected, if any, related to these rebates, would be recognized as received.

         In September 1997, Hillsboro, a glass-manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and the Company effective December 31, 1997. The purchase price of the Company's portion of this contract was $12,525, of which $11,725 has been paid through 2001. The outstanding balance is recorded as an related party payable on the accompanying balance sheet.

         Related party transactions with affiliates of G&G, including Interstate Express for freight purchases, are summarized as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                     2001      2000       1999
                                                    ------    -------    -------
Purchases of freight .............................  $2,228    $ 3,078    $ 3,904
Payable for freight ..............................      66        456        131
Purchases of inventory and other .................      31         89        879
Payable for inventory and other ..................     173         27        211
Allocation of aircraft charges ...................     189        797        727
Interest income on advance to affiliate ..........      --      1,829      1,591
Interest receivable on advance to affiliate ......      --        457         --
Sales of inventory and allocation of expenses ....      --         --        502
Receivable from sales of inventory and allocations      --        342        623
Advance to affiliate .............................      --     17,330     17,330

Consumers and affiliates

         At December 31, 2001, before the provision noted below, G&G, Consumers and their affiliates owe Anchor approximately $17,400, (including an offset of approximately $8,600 related to the allocation of the write-off of certain software costs that is the subject of litigation. See Note 14), in addition to the advance to affiliate receivable of approximately $17,300, while Anchor owes G&G, Consumers and their affiliates approximately $4,900. Additionally, Anchor holds an investment in 1,842,000 common shares of Consumers.

         In 1999, management approved the purchase of 1,842,000 shares of Consumers common stock for $3,000. These shares were held pending government approval for contribution into the Company's defined benefit pension plan. As of December 31, 2000, the Company recorded a write down for a non-temporary decline in market value, of approximately $1,158 to reflect the investment at then fair value. During 2001, the remaining balance of $1,842 was recorded as a related party provision.

         As a result of Consumers' announcement of its intention to sell its Canadian glass producing assets to O-I, see Note 15, and Consumers' filing under the Canadian Companies' Creditors Arrangement Act ("CCAA"), Anchor recorded a charge to earnings during 2001 of $18,221 ($24,979 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount is recorded as a related party provision on the statement of operations. Although the Company has recorded this reserve, it is actively pursuing collection of its receivables and, accordingly, has filed a proof of claim against Consumers in its filing under the CCAA.

         Anchor has continued and will continue to bill and collect for services, sales of assets and costs incurred on behalf of Consumers and its affiliates and has appropriately reserved for potentially uncollectible amounts. Subsequent to Consumers' CCAA filing, the Company has invoiced Consumers approximately $4,100, against which the Company has reserved approximately $3,100. The unreserved receivable of approximately $1,020 was recorded through a credit to selling and administrative expenses.

         The Company recorded a write-off in 1999 of its allocable share of parent company software costs. Consumers implemented the SAP based software system with the intention that all affiliated companies would adopt that system and share ratably in the initial design, reengineering and implementation originated by Consumers. The SAP based system had proven to be a complicated system requiring extensive and expensive maintenance. With the objective of having one operating system, Consumers converted to a JDEdwards based system, currently in place at Anchor. As authorized by the Intercompany Agreement, Consumers allocated $9,600 to Anchor (of which $1,000 has been paid) representing Anchor's pro rata share of the original implementation costs based upon number of plants, number of licensed users and sales. The foregoing allocation is the subject of litigation. See Note 14.

         Related party transactions with Consumers and its affiliates are summarized as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                     2001       2000       1999
                                                    ------    -------    -------
Purchases of inventory and other ...............    $  348    $ 1,811    $ 2,234
Payable for inventory and other ................     3,948      1,402         37
Sales of molds and inventory ...................     4,828     12,038     13,448
Receivable from sales of molds and inventory ...     1,020      6,413      6,232
Allocation of expenses and other ...............     6,878     14,133      2,500
Receivable from allocation of expenses and other        --     13,346        500
Payable for allocable portion of software
     write-off, including interest .............        --      9,315      9,600

         The sale of molds to Consumers is invoiced at cost plus a profit mark-up. The amounts of these mark-ups, $250, $51 and $1,200, respectively, for the three years ended December 31, 2001, have been recorded as contributions from shareholder and included in capital in excess of par value.

Stock Option Plan

         Salaried employees of the Company participate in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Consumers requested the Toronto Stock Exchange (the "TSE") to suspend trading of Consumers common stock and effective December 31, 2001, the TSE issued a trading halt. The closing price at the time of the trading halt was Cdn.$0.015 per share.

         These options, which remain outstanding, generally have a life of 10 years and vest ratably over three years. The Company has elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the stock on the date of the grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123").

         Information related to stock options for the three years ended December 31, 2001 is as follows:

                                                                                     Weighted           Weighted
                                                                    Number            Average            Average
                                                                      of             Exercise             Fair
                                                                    Shares         Price (Cdn$)       Value (Cdn$)
                                                                  -----------      ------------       ------------
Options outstanding, January 1, 1999...........................     1,070,000       $    8.00
         Granted...............................................       193,000            6.48             $2.53
         Forfeited.............................................      (161,500)           8.00             $5.15
                                                                  -----------       ---------
Options outstanding, December 31, 1999.........................     1,101,500            7.78
         Granted...............................................       144,500            5.00             $4.47
         Forfeited.............................................      (162,500)           8.00             $4.91
                                                                  -----------       ---------
Options outstanding, December 31, 2000.........................     1,083,500            7.33
         Granted...............................................            --              --             $  --
         Forfeited.............................................      (275,000)           7.77             $4.80
                                                                  -----------       ---------
Options outstanding, December 31, 2001.........................       808,500       $    7.18
                                                                  ===========       =========

         At the Annual Shareholders Meeting of Consumers in June 1999, the Director and Employee Incentive Stock Option Plan was amended whereby the exercise price of certain outstanding stock options issued under the plan for which the current exercise price exceeded Cdn.$8.00 was reduced to an exercise price of Cdn.$8.00. Pursuant to SFAS 123, incremental compensation expense will be recognized between 1999 and 2003 on a pro forma basis in the amount of $961 related to the amended exercise price.

         Approximately 680,000 of the options are exercisable at December 31, 2001 and the weighted average remaining contractual life of the options is 6.6 years.

         The Company applied APB 25 in accounting for these stock options and accordingly, no compensation cost has been reported in the financial statements for the three years ended December 31, 2001. In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest rate ranging from 5.50% to 5.99%, (ii) expected option life of 4 years, (iii) expected volatility of 41.51% and (iv) no expected dividend yield.

         Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                           Years Ended December 31,
                                                      ----------------------------------
                                                        2001         2000         1999
                                                      --------     --------     --------
Net loss
         As reported .............................    $(51,068)    $(32,266)    $(17,511)
         Pro forma ...............................     (51,575)     (33,131)     (18,634)
Loss applicable to common stock
         As reported .............................    $(65,125)    $(46,323)    $(31,161)
         Pro forma ...............................     (65,632)     (47,188)     (32,284)
Basic and diluted net loss per share applicable to
      common stock
         As reported .............................    $ (12.40)    $  (8.82)    $  (5.93)
         Pro forma ...............................      (12.50)       (8.99)       (6.15)

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

Other

         The Company has employee receivables of $115 and $295 outstanding, as of December 31, 2001 and 2000, respectively.

NOTE 10 - PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

         The Company has a defined benefit retirement plan for salaried and hourly-paid employees. Benefits are calculated on a service-based formula for hourly participants. Benefits are calculated on a salary-based formula for salaried participants and were frozen in 1994. The Company provides other post-retirement benefits to substantially all salaried and certain hourly employees under several plans. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The Company also contributes to a multi-employer trust recognizes the required annual contribution as an additional benefit cost.

         Effective December 31, 2001, Anchor entered the Glass Companies Multiemployer Pension Plan (the "MEPP"), which the Company believes based on opinion of counsel, meets the definition of a multiemployer plan for the Employee Retirement Income Security Act of 1974 ("ERISA") and Internal Revenue Code ("IRC") purposes. The MEPP is a plan created from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Entering into the MEPP allows Anchor to make monthly pension funding contributions based upon hours worked. Under the MEPP, Anchor anticipates annual funding requirements of approximately $12.5 million. If the Anchor defined benefit plan remained a single employer defined benefit plan, Anchor would have been required to fund approximately $140 million through 2004, under the Retirement Protection Act of 1994. If future events cause the MEPP to revert to a single employer defined benefit plan as defined by ERISA and the IRC, Anchor would be liable for the underfunding requirements noted above.

         In December 2001, the Anchor Board of Directors approved the merger of the Anchor plan into the MEPP, as defined by ERISA. GGC approved the merger of the Glenshaw Glass Pension Plan into the MEPP effective December 31, 2001. The unions representing employees at both Anchor and GGC have also approved the merger. The Company has obtained a legal opinion that the conversion and merger will result in a multiemployer plan, as defined in ERISA and IRC. Federal pension law does not require approval of the MEPP by the Department of Labor ("DOL") and Pension Benefit Guarantee Corporation ("PBGC"). Should the DOL, PBGC or Internal Revenue Service contest the validity of the MEPP, Anchor believes that it would be successful in defending the MEPP against any such action.

         Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions ("SFAS 87"), defines a multiemployer plan to be a pension plan to which two or more unrelated employers contribute. Since Anchor and Glenshaw are defined as related parties at December 31, 2001, the MEPP does not meet the definition of a multiemployer plan for generally accepted accounting principles, and the accounting followed by Anchor and the disclosures here continue to reflect the plan as if it were a single employer plan, despite the fact that the MEPP has been designed to be a multiemployer plan for ERISA and IRC purposes. The Company believes that future events may allow for the multiemployer accounting treatment under SFAS 87. The components of net periodic benefit costs are summarized below:

                                                Pensions                         Post-retirement
                                   -----------------------------------    -------------------------------
                                               Years Ended                         Years Ended
                                   -----------------------------------    -------------------------------
                                     2001         2000         1999        2001        2000        1999
                                   --------     --------     --------     -------     -------     -------
Service cost-benefits
   earned during the year .....    $  4,600     $  4,414     $  5,001     $   910     $ 1,110     $   861
Interest cost on projected
   benefit obligation .........      33,706       33,521       32,745       4,297       4,087       3,907
Return on plan assets .........     (35,460)     (39,145)     (38,139)         --          --          --
Amortization of:
   Actuarial gains ............          --           --           --        (378)       (758)       (568)
   Prior service cost .........       3,263        3,263        2,458         438         438          --
                                   --------     --------     --------     -------     -------     -------
    Total periodic benefit cost    $  6,109     $  2,053     $  2,065     $ 5,267     $ 4,877     $ 4,200
                                   ========     ========     ========     =======     =======     =======

         The Company has unfunded obligations related to its employee pension plans. The Retirement Protection Act of 1994 requires the Company to make significant additional funding contributions into its underfunded defined benefit retirement plans, under certain conditions, and will increase the premiums paid to the PBGC. There were no required pension contributions in the three years ended December 31, 2001 with respect to either current funding or past underfundings. Excluding payments made as part of the Anchor Acquisition, the Company funded contributions of approximately $7,400, $10,800, $10,900 and $20,000, respectively, in 2001, 1999, 1998 and 1997. The 2001 and 1999
contributions of $7,400 and $10,800, respectively, represented voluntary contributions, the effect of which is to limit contributions in the immediate future.

         The funded status of the Company's pension and post-retirement plans, at December 31, are as follows:

                                                               Pensions               Post-retirement
                                                        -----------------------     ---------------------
                                                              Year ended                 Year ended
                                                        -----------------------     ---------------------
                                                          2001          2000          2001         2000
                                                        ---------     ---------     --------     --------
Change in benefit obligation:
     Benefit obligation at beginning of year .......    $ 455,187     $ 458,696     $ 55,497     $ 49,782
         Service cost ..............................        4,600         4,414          910        1,110
         Interest cost .............................       33,706        33,521        4,297        4,087
         Plan amendments ...........................           --            --           --        3,282
         Plan participants' contributions ..........           --            --          577          574
         Actuarial (gain) loss .....................       16,215        (7,784)       3,664        1,049
         Benefits paid .............................      (34,745)      (33,660)      (3,496)      (4,387)
                                                        ---------     ---------     --------     --------
     Benefit obligation at end of year .............      474,963       455,187       61,449       55,497
                                                        ---------     ---------     --------     --------

Change in plan assets:
     Fair value of plan assets at beginning of year       390,154       428,784           --           --
         Actual return on plan assets ..............       (8,188)       (2,853)          --           --
         Employer contributions ....................        7,801           412        2,919        3,813
         Plan participants' contributions ..........           --            --          577          574
         Benefits and expenses paid ................      (37,345)      (36,189)      (3,496)      (4,387)
                                                        ---------     ---------     --------     --------
     Fair value of plan assets at end of year ......      352,422       390,154           --           --
                                                        ---------     ---------     --------     --------

     Funded status .................................     (122,541)      (65,033)     (61,449)     (55,497)
         Unrecognized actuarial (gain) loss ........       75,468        13,000       (7,812)     (11,854)
         Unrecognized prior service cost ...........       22,559        25,822        2,406        2,844
                                                        ---------     ---------     --------     --------
     Net amount recognized .........................      (24,514)      (26,211)     (66,855)     (64,507)
                                                        ---------     ---------     --------     --------

Amounts recognized in the balance sheet consists of:

     Accrued benefit liability .....................      (24,514)      (26,211)     (66,855)     (64,507)
     Additional minimum pension liability ..........      (98,027)      (38,822)          --           --
     Intangible pension asset ......................       22,559        25,822           --           --
     Accumulated other comprehensive income ........      (75,468)       13,000           --           --
                                                        ---------     ---------     --------     --------
Net amount recognized ..............................    $ (24,514)    $ (26,211)    $(66,855)    $(64,507)
                                                        =========     =========     ========     ========

         Significant assumptions used in determining net periodic benefit cost and related obligations for the plans are as follows:

                                                                    Pensions                        Post-retirement
                                                       -----------------------------------   -------------------------------
                                                                   Years Ended                        Years Ended
                                                       -----------------------------------   -------------------------------
                                                         2001         2000         1999        2001       2000       1999
                                                       --------     --------     --------    --------   --------    --------
Discount rate .....................................       7.250%       7.625%        7.75%      7.250%   7.625%      7.75%
Expected long-term rate of return
  on plan assets...................................        9.50         9.50         9.50          --       --         --

         The Company recognized an additional minimum liability that is equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Pursuant to this requirement, the Company recorded, as of December 31, 2001 and 2000, respectively, an additional liability of $98,027 and $38,822, an intangible asset of $22,559 and $25,822 and accumulated other comprehensive loss of $75,468 and $13,000.

         As part of the Anchor Acquisition, the PBGC reached an agreement with Vitro, S.A., the parent of Old Anchor, in which Vitro, S.A. agreed to provide a limited guaranty to the PBGC with respect to the unfunded benefit liabilities of the Company's defined benefit plans, if the plans, or any one of them, are terminated before August 1, 2006.

         Pension plan assets are held by an independent trustee and consist primarily of investments in equities, fixed income, government securities and 360,000 shares of Series A Preferred Stock. Under the agreement with the PBGC, the Company appointed an independent trustee to hold the Series A Preferred Stock. There is currently no active public market for the Series A Preferred Stock and dividends for one quarter only have been paid in 1999. The annual valuation of the contributed Series A Preferred Stock is currently in process. The latest valuation received by the Company was as of December 31, 1999.

         The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. Effective January 1, 1998, the Company matches 100% of the first 4% of an employee's compensation (increased to 5% effective July 1, 1999). Expenses under the savings programs for the years ended December 31, 2001, 2000 and 1999 were approximately $2,572, $2,318 and $2,130, respectively.

         The Company also contributes to a multi-employer trust that provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the years ended December 31, 2001, 2000 and 1999 were $3,906, $4,035 and $3,999, respectively.

         The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 2001 was 10.0% declining gradually to 4.0% by the year 2007, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2001 by approximately $4,500 and the net post-retirement healthcare cost for the year ended December 31, 2001 by approximately $470. A one percentage point decrease in the assumed healthcare cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2001 by approximately $4,150 and the net post-retirement healthcare cost for the year ended December 31, 2001 by approximately $420.

         In the 1987 acquisition of Diamond Bathurst, Inc., Anchor assumed the liabilities under a deferred compensation arrangement with certain employees of the acquired company. Under this plan, Anchor funds certain benefits to the participants and will be reimbursed through proceeds received on life insurance policies carried on all participants. Plan assets of approximately $4,700 are included in other assets and plan liabilities of approximately $3,700 are included in other long-term liabilities.

NOTE 11 - MANUFACTURING FACILITIES

         In March 2000, Anheuser-Busch purchased the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. The Company received proceeds of $10,000 from the sale. Concurrently, Consumers, for an aggregate consideration of $15,000, entered into a contract with Anheuser-Busch to manage the renovation and provide the technical expertise in the re-opening of the Houston facility, while simultaneously agreeing to give up all rights under a proposed joint venture agreement with Anheuser-Busch to own and operate the Houston facility. These transactions are the subject of litigation. See Note 14. Under an agreement with Anheuser-Busch, the Company provides engineering and production consulting services, relating to the Houston Facility, for a fee.

         In 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. Of the total charge, $3,640 related to operating lease exit costs and closing and other costs. As of December 31, 2001, $2,627 has been charged against this liability.

NOTE 12 - INCOME TAXES

         The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2001, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets.

         The significant components of the deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                     ---------------------
                                                       2001         2000
                                                     --------     --------
Deferred tax assets:
    Reserves and allowances .....................    $ 23,900     $ 18,200
    Pension and post-retirement liabilities .....       9,600        7,100
    Inventory uniform capitalization ............       1,900        3,000
    Tax loss carryforwards ......................      58,200       49,500
                                                     --------     --------
                                                       93,600       77,800
Deferred tax liabilities:
   Accumulated depreciation and amortization ....      17,700       18,900
   Other current assets .........................       1,200        2,800
                                                     --------     --------
                                                       18,900       21,700
                                                     --------     --------
Net deferred tax assets .........................      74,700       56,100
Valuation allowance .............................     (74,700)     (56,100)
                                                     --------     --------
Net deferred tax assets after valuation allowance    $     --     $     --
                                                     ========     ========

         The Company has unused net operating loss carryforwards expiring at various dates between 2012 through 2020.

         The effective tax rate reconciliation is as follows:

                                      Years Ended December 31,
                                      ------------------------
                                       2001      2000    1999
                                      ------    ------  ------
              Federal rate ........    (34)%     (34)%   (34)%
              State rate ..........     (5)       (5)     (5)
              Permanent differences      3         5      18
                                       ---       ---     ---
                                       (36)      (34)    (21)
              Valuation allowance .     36        34      21
                                       ---       ---     ---
              Effective rate ......     -- %      -- %    -- %
                                       ===       ===     ===

NOTE 13 - LEASES

         The Company leases distribution and office facilities (including its headquarters facility), machinery, transportation, data processing and office equipment under non-cancelable leases that expire at various dates through 2008. These leases generally provide for fixed rental payments and include renewal and purchase options at amounts that are generally based on fair market value at expiration of the lease. The Company includes capital leases in other long-term debt (see Note 4).

         Future minimum lease payments under non-cancelable operating leases are as follows:

                     2002...........................  $  17,390
                     2003...........................     16,240
                     2004...........................     11,180
                     2005...........................      6,110
                     2006...........................      5,820
                     After 2007.....................      7,600
                                                      ---------
                                                      $  64,340
                                                      =========

         Rental expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 were $15,400, $13,000 and $15,300, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         In 2000, the Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001 (the "Southeast Agreement"). To meet the expanded demand from the supply contract and improve manufacturing efficiency, the Company invested approximately $18,000 in new equipment in 2000 for its Jacksonville plant, funded through the proceeds from the sale of the Houston plant, certain capital and operating lease transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30,000 of lease transactions. Under this agreement, in December 1999, December 2000, March 2001 and April 2001, the Company financed approximately $8,200, $4,200, $7,800 and $5,400, respectively, of the expansion through sale leaseback arrangements. These lease agreements have terms of five to six years. The lease agreements contain, among other things, certain financial and other covenants, including a fixed charge ratio and a debt ratio.

         The Company is a respondent in various environment-related cases. The measurement of liabilities in these cases and other environmental concerns is based on available facts of each situation and considers factors such as prior experience in remediation efforts and presently enacted environmental laws and regulations. In the opinion of management, based upon information presently known, the Company has adequately provided for environmental liabilities. The Company maintains environmental reserves of approximately $13,000. Annual spending on remediation issues approximates $600.

         On February 16, 2000, O-I commenced an action against the Company and certain of its affiliates, including Consumers and GGC, in the United States District Court for the Southern District of New York. O-I alleged violations of the Technical Assistance and License Agreement ("TALA") and its resulting termination. O-I sought various forms of relief including (1) a permanent injunction restraining the Company and its affiliates from infringing O-I's patents and using or disclosing O-I's trade secrets and (2) damages for breaches of the TALA.

         On October 5, 2001 an action was filed by Consumers U.S., in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors. The action alleges, among other things, that the Rights Plan adopted by the Anchor Board of Directors on September 26, 2001, and the amendment dated September 27, 2001, is unlawful and that certain members of the board breached their fiduciary duties of loyalty, good faith and care and have acted unlawfully in adopting the rights plan. Through this action in the Delaware court, Consumers U.S. sought injunctive relief to, among other things, prevent the application of the Rights Plan to a proposed sale of the stock of Consumers U.S. to O-I. The complaint also sought declaratory relief and damages with respect to the actions associated with the adoption of the Rights Plan by Anchor. On October 11, 2001 O-I filed a similar action, alleging, among other things, that the Rights Plan adopted by the Anchor Board of Directors is unlawful. The action was dismissed as a result of the settlement with O-I discussed below.

         On September 26, 2001, Anchor filed a complaint in the United States Federal District Court in Tampa, Florida against O-I seeking an injunction against O-I from acquiring the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof. In its complaint, Anchor alleges that the proposed acquisition by O-I would violate Federal and Florida antitrust laws as well as tortiously interfere with Anchor's Indentures. On October 2, 2001, O-I agreed with Anchor that it would not acquire the stock of Consumers U.S. until 60 days from the time O-I gives Anchor notice that it has made a filing with the FTC. To date, Anchor has not received notice from O-I that a filing with the FTC has been made. The complaint was dismissed in anticipation of the settlement with O-I discussed below.

         In March 2002, Anchor executed definitive settlement documents in connection with the O-I dispute with Anchor. Implementation of the settlement will terminate (i) all litigation over this matter including the federal court suit and an overseas lawsuit, as well as arbitration proceedings, (ii) the complaint Anchor filed against O-I seeking an injunction against O-I from acquiring indirectly the majority equity interest in Anchor from Consumers or statutory treble damages in lieu thereof and (iii) the action filed by O-I in the Court of Chancery of the State of Delaware in and for New Castle County against Anchor and certain members of its Board of Directors, alleging, among other things, that the Rights Plan adopted by the

Anchor Board of Directors is unlawful and that certain members of the Board of Directors breached their fiduciary duties. A confidential settlement amount has been recorded in cost of products sold on the statement of operations. As part of the settlement, O-I will grant Anchor a limited license through 2005. The limited license will cover technology in place during the term of the TALA (as defined), at the same royalty rate as in the TALA. Upon expiration of the limited license, Anchor will receive a paid-up license for that technology. The settlement also provides that the Rights Plan will be amended to permit the stock of Consumers U.S. to be transferred on or after May 1, 2002 into a voting trust with O-I as the beneficiary. The trust will be managed by an independent trustee reasonably acceptable to Anchor, but any subsequent transfers of such shares would still be subject to the provisions of the Rights Plan. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers. If O-I obtains regulatory approval and transfers the stock of Consumers U.S., it would result in a "change-in-control" under the Indentures.

         In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other affiliates. The complaint alleges, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contract relationship between the bank and GGC. Discovery has not yet begun, and neither Anchor, nor any other defendant, has been required to respond to the allegations. Settlement discussions have been ongoing.

         On October 13, 2000, certain stockholders of the Company, specifically CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of the Company's directors and certain officers and related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The action seeks recovery to the Company, which is named as a party to the action in the capacity of a nominal defendant, for damages Plaintiffs allege the Company suffered through breach of fiduciary duties (including extension of the G&G promissory note without proper authority and approval of an allocation of the write off of certain software costs from Consumers to Anchor), unjust enrichment and usurpation of corporate opportunity of the Company (including the receipt of $15.0 million by Consumers in connection with an agreement to manage the renovation of the Houston facility). The Company is named as a party to the case for procedural purposes but no recovery is sought from the Company. The Company has been advised by the other defendants that they will vigorously defend the action and that they believe they have meritorious defenses. The trial is scheduled to commence in May 2002.

         On June 22, 2001, the stockholders of the Company identified in the preceding paragraph commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs sought an order directing that the Company hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting. On October 25, 2001, the court ruled that the fifteen classified directors should stand for re-election. On November 29, 2001 the Court of Chancery entered an order requiring Anchor to hold an annual meeting of stockholders of Anchor at which fifteen directors, representing Class One, Class Two and Class Three directors, will be elected by the holders of the common stock of Anchor. The annual meeting will be held on April 19, 2002. In addition to the fifteen directors to be elected at the annual meeting by the holders of common stock of Anchor, Anchor's Series A Preferred stockholders will elect five non-classified directors at the annual meeting. If a majority of the continuing directors, as defined in the Indentures, are not re-elected, it may result in a "change in control" as defined in the Indentures.

         The Company is not otherwise party to, and none of its assets are subject to any other pending legal proceedings, other than ordinary routine litigation incidental to its business and against which the Company is adequately insured and indemnified or which is not material. The Company believes that the ultimate outcome of these cases will not materially affect future operations. Legal expenses incurred related to these contingencies are generally expensed as incurred.

         The Company's two labor contracts with the Glass Molders, Pottery, Plastics and Allied Workers (the "GMP") and its two labor contracts with the American Flint Glass Workers Union (the "AFGWU") have three-year terms expiring on March 31, 2002 and August 31, 2002, respectively. Negotiations are presently being conducted with the GMP. The Company expects to enter into a new three-year contract with the GMP, in a timely manner, without a work stoppage. Additionally, the Company expects to begin negotiations with the AFGWU later in 2002.

         On September 5, 2001, Mr. John J. Ghaznavi was removed as chairman and chief executive officer of Anchor by a vote of the majority of the members of the Board of Directors of Anchor. He continues as a director of Anchor.

NOTE 15 - LIQUIDITY

         Because of the uncertainties facing the Company, especially as they relate to a potential change in control, in August 2001, the Company engaged a financial advisor to assist the Board of Directors in considering restructuring alternatives. The Company is pursuing its options, although there is no assurance that it will be successful in completing any restructuring. See Note 16 - Subsequent Events.

         Certain events described below are likely to result in the Company having to make a purchase offer for approximately $200 million of indebtedness, which the Company may not be able to fund. In such event, the Company would be in default under such debt obligations and other obligations would be cross-defaulted.

         The Company's results of operations were significantly impacted by the cost of natural gas in 2000 and 2001. This is a variable cost over which the Company has little control. Significant increases in natural gas or energy costs could materially impact the Company's results of operations or liquidity plans; however, energy costs have softened considerably in recent months and are currently having a favorable impact on the Company's costs. There can be no assurance that this trend will continue.

         The Company's principal sources of liquidity through 2002 are expected to continue to be funds derived from operations, borrowings under the Revolving Credit Facility and proceeds from sales of discontinued manufacturing facilities. The Company's plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales from its supply agreements with major customers. While the initial positive effects of the implementation of these plans are currently being realized, there can be no assurance that these efforts will continue to be successful or if successful, that they will provide sufficient liquidity to meet the Company's needs.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company's control. Should the Company suffer material adverse conditions from the issues discussed in this Note 15, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligations as they come due. If future operations result in noncompliance with the fixed charge coverage ratio test under Anchor's Revolving Credit Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

         On February 2, 2001, Consumers, announced a suspension of interest payments on its senior debt. In March 2001, Consumers appointed Brent Ballantyne as its chief restructuring officer and chief executive officer, reporting to a committee of the Consumers Board of Directors comprised of independent directors and also appointed Graeme Eadie as chief financial officer. John Ghaznavi resigned as chief executive officer of Consumers in March 2001. On May 23, 2001, Consumers filed for protection under the Canadian CCAA, with the Ontario Superior Court of Justice.

         On August 3, 2001, Consumers and O-I announced an agreement whereby O-I would acquire Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. The Ontario Court of Justice approved the sale of Consumers' Canadian glass producing assets and stock of Consumers U.S. to O-I on August 31, 2001, subject to any required regulatory approval. The asset sale was completed on

October 1, 2001. OI has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers.

         Management of Anchor believes, upon the advice of its counsel, that the acquisition of the stock of Consumers U.S. by O-I will trigger a "change in control" as defined in the Indentures governing the First Mortgage Notes and the Senior Notes. A "change in control" may also occur upon the change of ownership of shares of stock of Consumers, Consumers International Inc. or Consumers, U.S. or certain changes as to the composition of directors on the board of Anchor. Upon a "change in control" as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under the Revolving Credit Facility and would create an event of default under various equipment leases. The occurrence of any of these events may be outside of the control of Anchor. Consummation of the announced restructuring will eliminate the "change-in-control" provision in the Indentures. There can be no assurance that any of these events may not occur or that the restructuring will be completed. See Note 16 - Subsequent Events.

         The foregoing represents significant uncertainties as to the future financial position of Anchor. As a result of these uncertainties, the Company's outside auditors rendered an opinion on the Company's financial statements which contains a going concern paragraph for 2001 and 2000. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Loan and Security Agreement. The Company will seek a waiver from its lenders in 2002 (a waiver was obtained in 2001 for the 2000 event of noncompliance) but there is no assurance that this will be forthcoming. In the event no waiver is received and the lenders demand repayment, an event of default is also created under the First Mortgage Note and Senior Note Indentures, causing the possibility of an acceleration as described above. Furthermore, such an event of default also creates an event of default under various equipment leases.

         As a result of these matters, the Company classified its long-term debt as current liabilities in the balance sheet at December 31, 2001.

NOTE 16 - SUBSEQUENT EVENTS

         On March 15, 2002, Anchor entered into a definitive agreement with Cerberus Capital Management L.P. ("Cerberus") pursuant to which Cerberus will invest $100.0 million of new capital in Anchor ($80.0 million of which will be in the form of equity capital) and Anchor will effect a significant restructuring of its existing debt and equity securities. The proposed plan of reorganization will result in Anchor's existing senior bank facility being replaced in its entirety by a new $100 million credit facility, Anchor's First Mortgage Notes remaining outstanding and being paid an amount to compensate them for their waiver of certain change of control provisions, Anchor's Senior Notes being repaid in cash at 100% of their principal amount, Anchor's Series A Preferred Stock (which has a current accrued liquidation value of approximately $82.0 million) receiving a cash distribution of $22.5 million and Anchor's Series B Preferred Stock (which has a current accrued liquidation value of approximately $105.7 million) receiving a cash distribution of $3.0 million. All of Anchor's other unaffiliated creditors, including trade creditors, will be unimpaired and be paid in full in the ordinary course. Anchor's outstanding Common Stock will be cancelled and receive no distribution under the plan.

         The plan will be effected through a "pre-arranged" case under Chapter 11 of the Bankruptcy Code. It is anticipated that Anchor will commence the formal bankruptcy proceeding by the end of the first quarter.

         The closing of the transactions is subject to a number of conditions, including the confirmation of a plan of reorganization by the United States Bankruptcy Court, the absence of any material adverse change in the business of Anchor, the settlement of a shareholder derivative action currently pending in Delaware Chancery Court, receipt of any required governmental approvals and third party consents and other closing conditions.

         In connection with the proposed plan, Anchor will not make the interest payment on its Senior Notes due March 15 or the interest payment on its First Mortgage Notes due April 1, although all accrued interest on the First Mortgage Notes will be paid upon confirmation of the plan.

         In February 2002, Mr. J. Ghaznavi, one of the Company's directors, purchased GGC from Consumers. In connection with a proposed settlement of litigation commenced by The National Bank of Canada against Anchor and certain other affiliates, Anchor and GGC have entered into a services agreement, whereby Anchor will assist GGC in certain functions, including information systems, through 2004. GGC will pay a fee to Anchor of $1.0 million for each year of the agreement, plus a percentage of GGC's cash flows, as determined in accordance with the services agreement, payable in three annual installments commencing on April 30, 2005. GGC is a competitor of Anchor.

QUARTERLY FINANCIAL INFORMATION - UNAUDITED

         There are several factors affecting results of operations for the year ended December 31, 2001, which occurred primarily in the fourth quarter of 2001. In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end, funded by G&G through a loan from the Company of approximately $17,300. Arbitration hearings were held in 2001, and a decision was rendered in the fourth quarter of 2001 in favor of the principal owners of the European glass manufacturer. As a result of the decision and questions regarding the collectibility of the loan, Anchor has recorded a provision of $17,447 (the advance of $17,330 and other costs of $117), as a related party provision. In the fourth quarter of 2001, Anchor reversed the accrual for the unpaid interest receivable on the advance of $1,766, for the period October 1, 2000 through December 31, 2001, through a charge to interest expense. The Company was party to a management agreement with G&G, in which G&G is to provide specified managerial services for the Company. The Company notified G&G that the agreement was terminated as of the beginning of January 2001. The Company informed G&G that G&G may owe a substantial refund of amounts paid in the past. In the fourth quarter of 2001, the Company reversed fees previously accrued of $1,875 to selling and administrative expenses in the statement of operations. G&G has notified Anchor that it believes that the management agreement continue in full force and effect for another year.

                                                                     Quarter Ended
                                                 -----------------------------------------------------
                                                 March 31,      June 30,   September 30,  December 31,
                                                    2001          2001          2001          2001
                                                 ---------     ---------   -------------  ------------
Net sales ...................................    $ 169,370     $ 179,970     $ 190,124     $ 162,745
Cost of products sold .......................      165,432       163,305       174,775       155,159
Related party provisions and charges ........           --        19,500            --        16,168
Selling and administrative expenses .........        7,157         6,937         7,020         7,348
                                                 ---------     ---------     ---------     ---------
Income (loss) from operations ...............       (3,219)       (9,772)        8,329       (15,900)
   Other income (expense), net ..............          273            80          (355)          108
Interest expense ............................       (7,636)       (7,290)       (7,006)       (8,680)
                                                 ---------     ---------     ---------     ---------
      Net income (loss) .....................    $ (10,582)    $ (16,982)    $     968     $ (24,472)
                                                 =========     =========     =========     =========

                                                                     Quarter Ended
                                                 -----------------------------------------------------
                                                 March 31,     June 30,    September 30,  December 31,
                                                   2000          2000          2000          2000
                                                 ---------     ---------   -------------  ------------
Net sales ...................................    $ 153,884     $ 175,099     $ 163,729     $ 136,836
Cost of products sold .......................      143,606       159,246       152,935       147,274
Selling and administrative expenses .........        7,504         8,073         7,229        10,416
                                                 ---------     ---------     ---------     ---------
Income (loss) from operations ...............        2,774         7,780         3,565       (20,854)
   Other income (expense), net ..............        6,207            75            11          (789)
Interest expense ............................       (7,151)       (7,235)       (7,783)       (7,581)
Extraordinary loss ..........................           --            --            --        (1,285)
                                                 ---------     ---------     ---------     ---------
      Net income (loss) .....................    $   1,830     $     620     $  (4,207)    $ (30,509)
                                                 =========     =========     =========     =========

                                                                     Quarter Ended
                                                 -----------------------------------------------------
                                                 March 31,     June 30,    September 30,  December 31,
                                                 ---------     ---------   -------------  ------------
Net sales ...................................    $ 146,927     $ 169,655     $ 170,105     $ 142,041
Cost of products sold .......................      137,937       153,746       156,782       134,510
Related party provisions and charges ........           --            --            --         9,600
Selling and administrative expenses .........        8,044         5,837         6,939         7,645
                                                 ---------     ---------     ---------     ---------
Income (loss) from operations ...............          946        10,072         6,384        (9,714)
  Other income (expense), net ...............         (137)          (50)          337         1,930
Interest expense ............................       (6,926)       (6,933)       (6,626)       (6,794)
                                                 ---------     ---------     ---------     ---------
      Net income (loss) .....................    $  (6,117)    $   3,089     $      95     $ (14,578)
                                                 =========     =========     =========     =========

                  INDEX TO FINANCIAL INFORMATION FOR OLD ANCHOR

                                                                  Page No.
                                                                  --------
      SELECTED CONSOLIDATED FINANCIAL DATA                          H-1


                             ANCHOR RESOLUTION CORP.
                      SELECTED CONSOLIDATED FINANCIAL DATA

            The following table sets forth certain historical financial information of Old Anchor. The selected financial data for the period from January 1, 1997 to February 4, 1997 (the "Interim Period 1997") has been derived from Old Anchor's consolidated financial statements, not included in this report.

                                                                             INTERIM PERIOD
                                                                                  1997
                                                                         ----------------------
                                                                         (dollars in thousands)
STATEMENT OF OPERATIONS DATA:

Net sales                                                                             $ 62,560
Cost of products sold                                                                   70,608
Selling and administrative expenses                                                      3,745
                                                                                      --------
Loss from operations                                                                   (11,793)
Other expense, net                                                                        (595)
Interest expense(1)                                                                     (2,437)
                                                                                      --------
Loss before reorganization items, income taxes and extraordinary items
                                                                                       (14,825)

Reorganization items                                                                      (827)
                                                                                      --------
Net loss                                                                              $(15,652)
                                                                                      ========

OTHER FINANCIAL DATA:

Net cash used in operating activities                                                 $(11,427)
Net cash used in investing activities                                                   (7,500)
Net cash provided by financing activities                                               17,478
Depreciation and amortization                                                            7,605
Capital expenditures                                                                     7,186

----------
(1) Because of Chapter 11 proceedings, there was no accrual of interest on the $100.0 million 10.25% Senior Notes or the $200.0 million 9.875% Senior Subordinated Debentures since September 12, 1996. If accrued, interest expense would have increased $2.9 million and $9.2 million, respectively during the 1997 Interim Period and the year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANCHOR GLASS CONTAINER CORPORATION

Date:  March 15, 2002                        By /s/ Dale A. Buckwalter
                                             -----------------------------------
                                             Dale A. Buckwalter
                                             Executive Vice President and
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew M. Boas                      /s/ Paul H. Farrar
-----------------------------------     ----------------------------------------
Andrew M. Boas                          Paul H. Farrar
Director             March 15, 2002     Director                  March 15, 2002


                                        /s/ Steven J. Friesen
-----------------------------------     ----------------------------------------
Patrick T. Connelly                     Steven J. Friesen
Director             March 15, 2002     Director                  March 15, 2002


/s/ Paul J. Coughlin III
-----------------------------------     ----------------------------------------
Paul J. Coughlin III                    John J. Ghaznavi
Director             March 15, 2002     Director                  March 15, 2002


/s/ Eugene I. Davis
-----------------------------------     ----------------------------------------
Eugene I. Davis                         Ahmad Ghaznavi
Director             March 15, 2002     Director                  March 15, 2002


/s/ Richard M. Deneau                   /s/ David T. Gutowski
-----------------------------------     ----------------------------------------
Richard M. Deneau                       David T. Gutowski
Director             March 15, 2002     Director                  March 15, 2002
Chief Operating Officer


/s/ Roger L. Erb                        /s/ Jonathan K. Hergert
-----------------------------------     ----------------------------------------
Roger L. Erb                            Jonathan K. Hergert
Director             March 15, 2002     Director                  March 15, 2002


/s/ M. William Lightner, Jr.            /s/ Irwin Nathanson
-----------------------------------     ----------------------------------------
M. William Lightner, Jr.                Irwin Nathanson
Director             March 15, 2002     Director                  March 15, 2002


/s/ Christopher M. Mackey               /s/ Robert C. Ruocco
-----------------------------------     ----------------------------------------
Christopher M. Mackey                   Robert C. Ruocco
Director             March 15, 2002     Director                  March 15, 2002


C. Kent May                             /s/ Lawrence M. Murray
-----------------------------------     ----------------------------------------
C. Kent May                             Lawrence M. Murray
Director             March 15, 2002     Chief Accounting Officer  March 15, 2002