Form 10-K/A
period 2001-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2002-03-27
CIK 1052163

                                     UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K/A
                                    AMENDMENT NO. 1
               (Mark one)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2001
                                          OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting and non-voting stock held by non-affiliates: At this time, there is no active public market for any of the stock. See Part II,
                                     Item 5.
       Number of shares outstanding of common stock at February 28, 2002:
                                3,357,825 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of Item 10 and Items 11, 12 and 13 are incorporated by reference from the definitive
                                 Proxy Statement
         in connection with the Annual Meeting to be held April 19, 2002

         Item 14(a)(3) of Part IV of the Registrant's Annual Report on Form 10-K is hereby amended by adding the following new Exhibit:

         99.1 Letter from the Registrant to the Securities and Exchange Commission with respect to representations received from Arthur Andersen LLP.

                                           SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ANCHOR GLASS CONTAINER
                                          CORPORATION




                                          /s/ Lawrence M. Murray
                                          -----------------------------------
                                          Lawrence M. Murray
                                          Senior Vice President-Finance

Date: March 27, 2002