Form 10-Q
period 2002-03-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2002-05-15
CIK 1052163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Yes        No  .

Number of shares outstanding of each class of common stock at April 30, 2002:
3,357,825 shares

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,

	2002	2001

Net sales	$178,382	$169,370

Costs and expenses:

Cost of products sold	164,572	165,432

Selling and administrative expenses	7,693	7,157

Income (loss) from operations	6,117	(3,219)

Other income, net	863	273

Interest expense	(7,183)	(7,636)

Net loss	$(203)	$(10,582)

Preferred stock dividends	$(3,514)	$(3,514)

Loss applicable to common stock	$(3,717)	$(14,096)

Basic and diluted net loss per share applicable to common stock	$(0.71)	$(2.68)

Basic weighted average number of common shares outstanding	5,251,356	5,251,356

Comprehensive income (loss):

Net loss	$(203)	$(10,582)

Other comprehensive income (loss):

Derivative income (loss)	531	(89)

Comprehensive income (loss)	$328	$(10,671)

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED BALANCE SHEETS
(dollars in thousands)

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$6,307	$6,209

Accounts receivable	47,704	44,202

Inventories:

Raw materials and manufacturing supplies	20,566	22,171

Finished products	80,173	83,402

Other current assets	8,284	7,087

Total current assets	163,034	163,071

Property, plant and equipment, net	283,610	272,926

Other assets	28,822	29,366

Intangible pension asset	22,559	22,559

Strategic alliances with customers	3,171	3,603

Goodwill	44,852	44,852

	$546,048	$536,377

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Revolving credit facility	$62,264	$56,774

Current maturities of long-term debt	765	822

Long-term debt classified as current	205,785	206,091

Accounts payable	45,476	46,671

Accrued expenses	27,183	23,781

Accrued interest	11,139	5,686

Accrued compensation and employee benefits	20,454	24,581

Total current liabilities	373,066	364,406

Long-term debt	1,466	1,541

Long-term pension liabilities	122,290	122,541

Long-term post-retirement liabilities	64,076	63,255

Other long-term liabilities	26,837	26,649

	214,669	213,986

Commitments and contingencies

Redeemable preferred stock	83,425	82,026

Stockholders’ equity (deficit):

Preferred stock	34	34

Issuable preferred stock	21,731	21,731

Common stock	336	336

Warrants	9,446	9,446

Capital in excess of par value	104,520	104,520

Accumulated deficit	(185,711)	(184,109)

Accumulated other comprehensive loss	(75,468)	(75,999)

	(125,112)	(124,041)

	$546,048	$536,377

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(203)	$(10,582)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation and amortization	14,922	15,623

Loss on sale of property, plant and equipment	122	—

Other	568	—

Increase (decrease) in cash resulting from changes in assets and liabilities	5,212	(13,320)

	20,621	(8,279)

Cash flows from investing activities:

Expenditures for property, plant and equipment	(26,794)	(10,254)

Deposit of sale proceeds into escrow account	—	(7,795)

Withdrawal of funds from escrow account	—	7,795

Proceeds from sale of property, plant and equipment	3,064	7,795

Payments for strategic alliances with customers	(1,266)	(870)

Other	(564)	(620)

	(25,560)	(3,949)

Cash flows from financing activities:

Principal payments of long-term debt	(453)	(408)

Net draws on revolving credit facility	5,490	11,731

Other, primarily financing fees	—	(395)

	5,037	10,928

Cash and equivalents:

Increase (decrease) in cash and cash equivalents	98	(1,300)

Balance, beginning of period	6,209	4,532

Balance, end of period	$6,307	$3,232

Supplemental disclosure of cash flow information:

Interest payments, net	$1,126	$4,065

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 — Management’s Responsibility

         In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Anchor Glass Container Corporation (the “Company” or “Anchor”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

NOTE 2 — Organization of the Company

         Anchor, a Delaware corporation and a majority-owned subsidiary of Consumers Packaging Inc. (“Consumers”), was formed in January 1997 to acquire certain assets and assume certain liabilities of the former Anchor Glass Container Corporation (“Old Anchor”), which was subsequently liquidated in a proceeding under Chapter 11 of the United States Bankruptcy Code.

         On February 5, 1997, pursuant to an asset purchase agreement among Consumers, Owens-Brockway Glass Container Inc. (together with its affiliates “O-I”) and Old Anchor, the Company (the rights and obligations of Consumers having been assigned to the Company) and O-I acquired substantially all of the assets, and assumed certain liabilities, of Old Anchor.

         Consumers currently owns approximately 59% of Anchor, indirectly on a fully diluted basis (approximately 26.9% of the outstanding common stock at March 31, 2002), through Consumers U.S., Inc. (“Consumers U.S.”), formed in January 1997, by Consumers, as a holding company for Anchor.

         Consumers U.S. is a guarantor of the First Mortgage Notes and Anchor’s existing credit facility, the guarantee being secured by the Common Stock and Series B Preferred Stock of Anchor, held by Consumers U.S. Under the reorganization, (see Note 3) the Common Stock and Series B Preferred Stock will be cancelled and receive no distribution under the plan.

         Prior to 2002, the Company was part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. (“GGC”) each of which was controlled through G&G Investments, Inc. (“G&G”). G&G, directly or indirectly, continues to hold the majority of the outstanding stock of Consumers. See Note 3.

         The Company had engaged in a variety of transactions (including joint purchasing, engineering, utilization of the Company’s mold and repair shops and management information systems) with Consumers and GGC. On October 1, 2001, Consumers completed the sale of its Canadian glass producing assets to a subsidiary of O-I. In February 2002, Mr. J. Ghaznavi, one of the Company’s directors, purchased GGC from Consumers. Following these events, Anchor has separated activities related to these functions, with Consumers as of October 1, 2001, and with GGC as of February 2002, with Anchor and GGC entering into the agreement described below. GGC is a competitor of Anchor.

         In connection with a proposed settlement of litigation commenced by The National Bank of Canada against Anchor and certain other affiliates, Anchor and GGC entered into a services agreement, whereby Anchor will assist GGC in certain functions, including information systems, through 2004. GGC will pay a fee to Anchor of $1,000 for each year of the agreement, plus a percentage of GGC’s cash flows, as determined in accordance with the services agreement, payable in three annual installments commencing on April 30, 2005. Anchor and GGC have recently agreed in principle to revise the services agreement to delineate the transitional nature of the services to be provided by Anchor and to reduce the annual fee to $500 per year, subject to further reduction as GGC terminates its use of certain services.

NOTE 3 – Proposed Plan of Reorganization and Liquidity

         Anchor Reorganization

         On March 15, 2002, Anchor entered into a definitive agreement with Cerberus Capital Management L.P. (“Cerberus”) pursuant to which Cerberus will invest $100,000 of new capital in Anchor ($80,000 of which will be in the form of equity capital) and Anchor will effect a significant restructuring of its existing debt and equity securities. The proposed plan of reorganization will result in Anchor’s existing senior bank facility (“the Revolving Credit Facility”) being replaced in its entirety by a new $100,000 credit facility, Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the “First Mortgage Notes”) remaining outstanding and being paid an amount to compensate them for their waiver of certain change of control and other provisions, Anchor’s 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the “Senior Notes”) being repaid in cash at 100% of their principal amount and Anchor’s Series A Preferred Stock (which has a current accrued liquidation value of approximately $83,400) receiving a cash distribution of $22,500. Anchor’s Series B Preferred Stock (which has a current accrued liquidation value of approximately $105,700) and Anchor’s outstanding Common Stock will be cancelled and receive no distribution under the plan. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and paid in the ordinary course.

         The plan will be effected through a “pre-arranged” case under Chapter 11 of the Bankruptcy Code, filed for the purpose of confirming the proposed plan of reorganization (the “Plan”). See Note 7 – Subsequent Event.

         The closing of the transactions is subject to a number of conditions, including the confirmation of a plan of reorganization by the United States Bankruptcy Court, the absence of any material adverse change in the business of Anchor, the settlement of a shareholder derivative action currently pending in Delaware Chancery Court, receipt of any required governmental approvals and third party consents and other closing conditions. The parties to the derivative action have recently reached an agreement in principle pursuant to which the derivative action will be settled on the basis of total consideration to the Company of approximately $9,000, of which approximately $6,000 is in cash (net of attorney fees for the plaintiffs not to exceed $2,500), and the exchange of mutual releases by the parties. Implementation of the settlement is subject to the execution of definitive documentation, as well as approval of the settlement by the Bankruptcy Court and the Delaware Chancery Court and the consummation of the Plan.

         In connection with the proposed plan, Anchor did not make the interest payment on its Senior Notes due March 15, 2002 or the interest payment on its First Mortgage Notes due April 1, 2002, although all accrued interest on the First Mortgage Notes will be paid upon approval by the Bankruptcy Court. This nonpayment of interest is a default under the indentures governing the First Mortgage Notes and the Senior Notes (the “Indentures”). Interest has been accrued through March 31, 2002 and is recorded in accrued interest on the condensed balance sheet. See Note 7 – Subsequent Event.

         The primary purposes of the Plan and the reorganization are to reduce Anchor’s debt service requirements and overall level of indebtedness, to obtain additional financing in the form of the new term loan and new preferred and common stock and to provide the Company with greater liquidity.

         Under the terms of the Plan, the holder’s of the First Mortgage Notes will retain their outstanding $150,000 of First Mortgage Notes, plus receive a consent fee for a waiver of the change-of-control provisions and other non-financial changes to the terms of the notes. The holders of the Senior Notes would be repaid in cash at 100% of their principal amount. Anchor’s Series A Preferred Stock will receive a cash distribution of $22,500 and will be cancelled. Anchor’s Series B Preferred Stock and Common Stock will be cancelled and receive no distribution under the plan. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and be paid in the ordinary course.

         Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company had received authorization, pursuant to first day orders, to pay claims related to wages, salaries, vacation, sick pay and trade creditor claims. As a debtor-in-possession, the Company has the right, subject to

Bankruptcy Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

         Consumers’ Bankruptcy

         On May 23, 2001, Consumers filed for protection under the Canadian Companies’ Creditors Arrangement Act (“CCAA”), with the Ontario Superior Court of Justice. On August 3, 2001, Consumers and O-I announced an agreement whereby O-I would acquire Consumers’ Canadian glass producing assets as well as the stock of Consumers U.S. The Ontario Court of Justice approved the sale of Consumers’ Canadian glass producing assets and stock of Consumers U.S. to O-I on August 31, 2001, subject to any required regulatory approval. The asset sale was completed on October 1, 2001. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers. In April 2002, Consumers filed for an assignment in bankruptcy to provide for the liquidation of Consumers.

         Management of Anchor believes, upon the advice of its counsel, that the Anchor restructuring discussed above or the acquisition of the stock of Consumers U.S. by O-I will trigger a “change in control” as defined in the Indentures. A “change in control” may also occur upon the change of ownership of shares of stock of Consumers, Consumers International Inc. or Consumers, U.S. or certain changes as to the composition of directors on the board of Anchor. Upon a “change in control” as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under the Revolving Credit Facility and would create an event of default under various equipment leases. The occurrence of any of these events may be outside of the control of Anchor. Consummation of the Plan will eliminate the “change-in-control” provision in the Indentures. There can be no assurance that any of these events may not occur or that the Anchor restructuring will be completed.

         Cash Flow

         The Company’s principal sources of liquidity through 2002 are expected to be funds derived from operations, borrowings under the credit facility and the funding of the restructuring transactions. The unfunded interest payments on the First Mortgage Notes and the Senior Notes, approximately $10,900, are providing additional liquidity for current needs. The Company’s plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, as well as increased sales from its supply agreements with major customers. While the initial positive effects of the implementation of these plans are currently being realized, there can be no assurance that these efforts will continue to be successful or if successful, that they will provide sufficient liquidity to meet the Company’s needs.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company’s control. Should the Company suffer material adverse consequences from the issues discussed here and in Note 7, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligations as they come due. The Company was not in compliance with the fixed charge coverage ratio test under Anchor’s Revolving Credit Facility and certain equipment leases. The Company will not currently seek a waiver for this event of noncompliance. See Note 7 – Subsequent Events.

         The foregoing represents significant uncertainties as to the future financial position of Anchor. As a result of these uncertainties, the Company’s outside auditors, at the time, rendered an opinion on the Company’s financial statements containing a going concern paragraph for 2001 and 2000. The failure by the Company to obtain an unqualified opinion on its financial statements was an event of default under the Revolving Credit Facility. The Company does not intend to seek a waiver from its lenders in 2002 (a waiver was obtained in 2001 for the 2000 event of noncompliance) as the Revolving Credit Facility is expected to be replaced. See Note 7 – Subsequent Events.

         As a result of these matters, the Company classified its long-term debt, including certain capital leases, as current liabilities in the balance sheet at March 31, 2002 and December 31, 2001.

         There can be no assurance that any of these events may not occur or that the restructuring will be completed.

NOTE 4 – Accounting for Derivative Instruments and Hedging Activities

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

         The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures and options. During the three months ended March 31, 2002, a loss of $2,180 was recognized in cost of products sold related to these futures. The Company had no futures outstanding at March 31, 2002.

         In 2001 and the three months ended March 31, 2002, the Company entered into put and call options for purchases of natural gas. The fair value of these options at December 31, 2001 was $554 and is recorded in other current assets. These options do not qualify as an effective cash flow hedge for natural gas purchases. As a result of these contracts, the Company recognized derivative income of $973 in the three-month period ended March 31, 2002.

NOTE 5 — Pension Plan

         Effective December 31, 2001, Anchor entered the Glass Companies Multiemployer Pension Plan (the “MEPP”), which the Company believes, based on opinion of counsel, meets the definition of a multiemployer plan for the Employee Retirement Income Security Act of 1974 (“ERISA”) and Internal Revenue Code (“IRC”) purposes. The MEPP is a plan created from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Entering into the MEPP allows Anchor to make monthly pension funding contributions based upon hours worked. Under the MEPP, Anchor anticipates annual funding requirements of approximately $12,500. If the Anchor defined benefit plan remained a single employer defined benefit plan, Anchor would have been required to fund approximately $140,000 through 2004, under the Retirement Protection Act of 1994. If future events cause the MEPP to revert to a single employer defined benefit plan as defined by ERISA and the IRC, Anchor would be liable for the underfunding requirements noted above. The Job Creation and Worker Assistance Act of 2002 would provide relief of funding requirements of approximately $20,000 through a funding deferral, under the single employer defined benefit plan rules.

         In December 2001, the Anchor Board of Directors approved the merger of the Anchor plan into the MEPP. GGC approved the merger of the Glenshaw Glass Pension Plan into the MEPP effective December 31, 2001. The unions representing employees at both Anchor and GGC have also approved the merger. The Company has obtained a legal opinion that the conversion and merger will result in a multiemployer plan, as defined in ERISA and IRC. Federal pension law does not require approval of the MEPP by the Department of Labor (“DOL”) and Pension Benefit Guarantee Corporation (“PBGC”). Should the DOL, PBGC or Internal Revenue Service contest the validity of the MEPP, Anchor believes that it would be successful in defending the MEPP against any such action. On April 30 2002, the PBGC advised the Company that it is unable to determine whether the MEPP meets the definition of a multiemployer plan and will seek a determination from the appropriate office of the DOL.

         Statement of Financial Accounting Standards No. 87 — Employers’ Accounting for Pensions (“SFAS 87”), defines a multiemployer plan to be a pension plan to which two or more unrelated employers contribute. Because Anchor and Glenshaw are currently defined as related parties, the MEPP does not currently meet the definition of a multiemployer plan under generally accepted accounting principles, and the accounting followed by Anchor and the disclosures herein continue to reflect the plan as if it were a single employer plan, despite the fact that the MEPP has been designed to be a multiemployer plan for ERISA and IRC purposes. Upon the consummation of the restructuring, Anchor and GGC are not expected to be related parties.

NOTE 6 — Summary of Recent Accounting Pronouncements

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 — Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. The Company will finalize the implementation of the provisions of SFAS 142 in the second quarter of 2002 and at present has not determined the impact of adopting SFAS 142.

         The following table reconciles the Company’s net loss the three months ended March 31, 2001, adjusted to exclude goodwill amortization, to amounts previously reported:

	Three months ended March 31,

	2002	2001

Net loss, as reported	$(203)	$(10,582)

Goodwill amortization	—	744

Net loss, as adjusted	$(203)	$(9,838)

Basic and diluted net loss applicable to common stock, as reported	$(0.71)	$(2.68)

Basic and diluted net loss applicable to common stock, as adjusted	$(0.71)	$(2.54)

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. The Company has determined that the impact of adopting SFAS 144 will not be material.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 – Accounting for Asset Retirement Obligation (“SFAS 143”), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. SFAS 143 is effective for financial statements issued for years beginning after June 15, 2002. The Company has not yet determined the impact of adopting SFAS 143.

         On April 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 – Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”) regarding the accounting of gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002.

NOTE 7 – Subsequent Event

         On April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code for the purpose of confirming its proposed plan of reorganization dated April 15, 2002, the Plan. The filing was entered at the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Court”). The filing consisted of a pre-negotiated plan of reorganization, prompted by liquidity issues raised by change in control provisions in Anchor’s debt instruments, as discussed in Note 3.

         In connection with the Plan, Anchor entered into an agreement with Bank of America, N.A. and Ableco Finance LLC, who together provided a $100,000 debtor-in-possession secured financing facility under a new loan agreement (the “DIP Facility”), with Bank of America, N.A., as agent. The DIP Facility consists of an $80,000 revolving credit facility, including a letter of credit sub-facility, and a $20,000 term loan facility. Advances under the revolving credit facility bear interest at a rate based upon (i) the adjusted LIBOR, as defined, plus 3.0% or (ii) the base rate, as defined, plus 1.0%. Advances under the term loan facility will bear interest at a rate based upon the agent’s reference rate, as defined, plus 4.75%. The DIP Facility expires at the earlier of the Plan confirmation date or April 17, 2003. Under an interim order of the Court, advances outstanding under the DIP facility cannot exceed $15,000 ($3,000 outstanding under the term loan facility and $12,000 outstanding under the revolving credit facility). The Court has scheduled a hearing on the final order of the DIP Facility for May 20, 2002.

         The filing of the voluntary petition is a default under the Indentures and certain equipment related leases.

         Additionally, the nonpayment of interest (as part of the proposed plan of reorganization) on the Senior Notes and the First Mortgage Notes, due March 15, 2002 and April 1, 2002, respectively, is a default under the Indentures, and will cross-default with certain equipment related leases.

         The Company classified its long-term debt, including certain capital leases, as current liabilities in the balance sheet at March 31, 2002 and December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Income from operations improved approximately $9.3 million in the first quarter 2002 as compared with the first quarter of 2001. Recent developments for new products in the “ready-to-drink” market have created increased demand for glass containers, which has strengthened the fundamentals of the Company and the industry. This market dynamic has resulted in the Company realizing price increases in recent months and improving margins through upgrading a selective mix of business opportunities. The decline in the price of natural gas, as compared with the comparable period of 2001, results in margin improvement of approximately $4.0 million, net of the energy price recovery program. The Company’s plans to improve operations include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, sale of discontinued manufacturing facilities, as well as increased sales from its supply agreements with major customers. See – Information Concerning Forward-Looking Statements.

Results of Operations

         Net Sales. Net sales for the first quarter of 2002 were $178.4 million compared to $169.4 million for the first quarter of 2001, an increase of $9.0 million, or 5.3%. The improvement in the margin on net sales (approximately $4.5 million) was principally a result of a shift in product mix, specifically towards the “ready-to-drink” line, general price increases and an increase in shipment volume (1.1%). Net sales dollars in the first quarter of 2001 were negatively impacted by approximately $9.0 million due to a change in the way certain packaging materials are sold to a certain customer. This change resulted in a comparable reduction in cost of products sold in 2001.

         Cost of Products Sold. The Company’s cost of products sold in the first quarter of 2002 was $164.6 million (or 92.3% of net sales), while the cost of products sold for the first quarter of 2001 was $165.5 million (or 97.7% of net sales). This decrease in the cost of products sold for the first quarter ended March 31, 2002 as compared with the comparable period of 2001, both in dollars and as a percentage of net sales, principally reflects the decline in the cost of natural gas (the principal fuel for manufacturing glass) of approximately $10.2 million, manufacturing efficiencies and lower inventory storage costs. These improvements were partially offset by increases in other costs, such as, insurance, fringe benefit costs and costs associated with downtime during the modernization project at the Company’s Elmira, NY facility. With the implementation of SFAS 142, goodwill is not longer amortized. Goodwill amortization expense was $744 in the three months ended March 31, 2001.

         Selling and Administrative Expenses. Selling and administrative expenses for the first three months of 2002 were approximately $7.7 million (or 4.3% of net sales), while selling and administrative expenses in the first three months of 2001 were $7.2 million (or 4.2% of net sales). This increase is attributable to a reduction in the cross-charge of overhead costs to certain related entities, partially offset by the discontinuance of the management agreement with G&G.

         Other Income (Expense), net. Other income, net for the first three months of 2002 was $0.9 million compared to other income, net of $0.3 million for the comparable period of 2001, primarily as a result of derivative gains related to certain the Company’s gas futures hedge program.

         Interest Expense. Interest expense for the three months ended March 31, 2002 decreased approximately $0.5 million compared to the same period of 2001, due primarily to lower interest rates and lower average outstanding borrowings under the Revolving Credit Facility. Interest expense on the First Mortgage Notes and the Senior Notes has been accrued through March 31, 2002 and is recorded in accrued interest on the condensed balance sheet.

         Net Income (Loss). The Company recorded a net loss in the first quarter of 2002 of approximately $0.2 million as compared to a net loss of $10.6 million in the first quarter of 2001. This improvement in earnings results from the lower cost of natural gas as discussed under “Costs of Products Sold”, general price increases and increased sales volume.

Significant Accounting Policies

         The significant accounting policies of the Company are disclosed in Note 1 and other notes to the annual financial statements in our Form 10-K for the fiscal year ended December 31, 2001. The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The most significant accounting estimates inherent in the preparation of the Anchor financial statements form the bases for reserves with respect to areas such as, post-retirement benefits and other employee benefit programs, inventories, valuation allowance to reduce deferred tax assets and pensions. Estimates and judgments are based on historical experience and other factors believed to be reasonable in the circumstances. Management continually reviews its accounting policies for application and disclosure in the financial statements.

Liquidity and Capital Resources

Anchor Reorganization

         On March 15, 2002, Anchor entered into a definitive agreement with Cerberus pursuant to which Cerberus will invest $100.0 million of new capital in Anchor ($80.0 million of which will be in the form of equity capital) and Anchor will effect a significant restructuring of its existing debt and equity securities. The proposed plan of reorganization will result in Anchor’s Revolving Credit Facility being replaced in its entirety by a new $100 million credit facility, Anchor’s First Mortgage Notes remaining outstanding and being paid an amount to compensate them for their waiver of certain change of control and other provisions, Anchor’s Senior Notes being repaid in cash at 100% of their principal amount, Anchor’s Series A Preferred Stock (which has a current accrued liquidation value of approximately $83.4 million) receiving a cash distribution of $22.5 million. Anchor’s Series B Preferred Stock (which has a current accrued liquidation value of approximately $105.7 million) and Anchor’s outstanding Common Stock will be cancelled and receive no distribution under the plan. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and paid in the ordinary course.

         The closing of the transactions is subject to a number of conditions, including the confirmation of a plan of reorganization by the United States Bankruptcy Court, the absence of any material adverse change in the business of Anchor, the settlement of a shareholder derivative action currently pending in Delaware Chancery Court, receipt of any required governmental approvals and third party consents and other closing conditions. The parties to the derivative action have recently reached an agreement in principle pursuant to which the derivative action will be settled on the basis of total consideration to the Company of approximately $9 million, of which approximately $6 million is in cash (net of attorney fees for the plaintiffs not to exceed $2.5 million), and the exchange of mutual releases by the parties. Implementation of the settlement is subject to the execution of definitive documentation, as well as approval of the settlement by the Bankruptcy Court and the Delaware Chancery Court and the consummation of the Plan.

         In connection with the proposed plan, Anchor did not make the interest payment on its Senior Notes due March 15, 2002 or the interest payment on its First Mortgage Notes due April 1, 2002, although all accrued interest on the First Mortgage Notes will be paid upon approval by the Court. This nonpayment of interest is a default under the Indentures. Interest has been accrued through March 31, 2002 and is recorded in accrued interest on the condensed balance sheet.

         Management believes that the Cerberus agreement is an important milestone for Anchor and will allow the Company to complete the significant financial restructuring that was necessary for Anchor. The transaction will remove a significant amount of indebtedness from Anchor’s balance sheet.

         The plan will be effected through a “pre-arranged” case under Chapter 11 of the Bankruptcy Code. On April 15, 2002 (the “Petition Date”), Anchor filed a voluntary petition for relief under Chapter 11 of the

U.S. Bankruptcy Code for the purpose of confirming its proposed plan of reorganization dated April 15, 2002, the Plan. The filing was entered at the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The filing consisted of a pre-negotiated plan of reorganization, prompted by liquidity issues raised by change in control provisions in Anchor’s debt instruments, as discussed below.

         The primary purposes of the Plan and the reorganization are to reduce Anchor’s debt service requirements and overall level of indebtedness, to obtain additional financing in the form of the new term loan and new preferred and common stock and to provide the Company with greater liquidity.

         Under the terms of the Plan, the holders of the First Mortgage Notes will retain their outstanding $150.0 million of First Mortgage Notes, plus receive a consent fee for a waiver of the change-of-control provisions and other non-financial changes to the terms of the notes. The holders of the Senior Notes would be repaid in cash at 100% of their principal amount. Anchor’s Series A Preferred Stock will receive a cash distribution of $22.5 million and will be cancelled. Anchor’s Series B Preferred Stock and Common Stock will be cancelled and receive no distribution under the plan. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and paid in the ordinary course.

         Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company had received authorization, pursuant to first day orders, to pay claims related to wages, salaries, vacation, sick pay and trade creditor claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

         In connection with the Plan, Anchor entered into an agreement with Bank of America, N.A. and Ableco Finance LLC, who together provided a $100.0 million debtor-in-possession secured financing facility under the DIP Facility, with Bank of America, N.A., as agent. The DIP Facility consists of an $80.0 million revolving credit facility, including a letter of credit sub-facility, and a $20.0 million term loan facility. Advances under the revolving credit facility bear interest at a rate based upon (i) the adjusted LIBOR, as defined, plus 3.0% or (ii) the base rate, as defined, plus 1.0%. Advances under the term loan facility will bear interest at a rate based upon the agent’s reference rate, as defined, plus 4.75%. The DIP Facility expires at the earlier of the Plan consummation date or April 17, 2003.

Consumers’ Bankruptcy

         On May 23, 2001, Consumers filed for protection under the Canadian CCAA, with the Ontario Superior Court of Justice. On August 3, 2001, Consumers and O-I announced an agreement whereby O-I would acquire Consumers’ Canadian glass producing assets as well as the stock of Consumers U.S. The Ontario Court of Justice approved the sale of Consumers’ Canadian glass producing assets and stock of Consumers U.S. to O-I on August 31, 2001, subject to any required regulatory approval. The asset sale of Consumers’ Canadian glass producing assets was completed on October 1, 2001. O-I has not received regulatory approval to purchase the stock of Consumers U.S. from Consumers. In April 2002, Consumers filed for an assignment in bankruptcy to provide for the liquidation of Consumers.

         Management of Anchor believes, upon the advice of its counsel, that the Anchor restructuring or the acquisition of the stock of Consumers U.S. by O-I will trigger a “change in control” as defined in the Indentures governing Anchor’s First Mortgage Notes and its Senior Notes. A “change in control” may also occur upon the change of ownership of shares of stock of Consumers, Consumers International Inc. or Consumers, U.S. or certain changes as to the composition of directors on the board of Anchor. Upon a “change in control” as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor’s credit facility and would create an event of default under various equipment leases. The occurrence of any of these events may be outside of the control of Anchor. Consummation of the announced restructuring will eliminate the “change-

in-control” provision in the Indentures. There can be no assurance that any of these events may not occur or that the restructuring will be completed.

Audit Opinion

         As a result of these uncertainties, the Company’s outside auditors, at the time, have rendered an opinion on the Company’s financial statements containing a going concern paragraph for 2001 and 2000. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under the Revolving Credit Facility. The Company does not intend to seek a waiver from its lenders in 2002 (a waiver was obtained in 2001 for the 2000 event of noncompliance) as the Revolving Credit Facility is expected to be replaced with the DIP Facility.

         As a result of these matters, the Company classified its long-term debt as current liabilities in the balance sheet at March 31, 2002 and December 31, 2001.

Pension Plan

         Effective December 31, 2001, Anchor entered the MEPP, which the Company believes based on opinion of counsel, meets the definition of a multiemployer plan for ERISA and IRC purposes. The MEPP is a newly created plan from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Entering into the MEPP allows Anchor to make monthly pension funding contributions based on hours worked. Under the MEPP, Anchor anticipates annual funding requirements of approximately $12.5 million. If the Anchor defined benefit plan remained a single employer defined benefit plan, Anchor would have been required to fund approximately $140 million through 2004, under the Retirement Protection Act of 1994. Should future events cause the MEPP to revert to a single employer defined benefit plan as defined by ERISA and the IRC, Anchor would be liable for the underfunding requirements noted above. The Job Creation and Worker Assistance Act of 2002 would provide relief of funding requirements of approximately $20 million through a funding deferral, under the single employer defined benefit plan rules. See – Information Concerning Forward-Looking Statements.

         Federal pension law does not require approval of the MEPP by the Department of Labor (“DOL”) and Pension Benefit Guarantee Corporation (“PBGC”). Should the DOL, PBGC or Internal Revenue Service contest the validity of the MEPP, Anchor believes that it would be successful in defending the MEPP against any such action. On April 30, 2002, the PBGC advised the Company that it is unable to determine whether the MEPP meets the definition of a multiemployer plan and will seek a determination from the appropriate office of the DOL.

Cash Flow

         In the first quarter of 2002, operating activities provided $20.6 million in cash as compared to cash used of $8.3 million in the same period of 2001. This increase in cash provided reflects the improvement in earnings and changes in working capital items. Accounts receivable at March 31, 2002 increased approximately $3.5 million as compared with the 2001 year end, consistent with the increase in net sales. Inventory levels decreased approximately $4.8 million in 2002. The Company contributed approximately $2.0 million to the multiemployer pension plan in 2002. Cash outlays for natural gas purchases in the quarter ended March 31, 2002 decreased approximately $10.2 million over the 2001 levels for the comparable periods.

         Cash consumed in investing activities for the three months ended March 31, 2002 and 2001 were $25.5 million and $3.9 million, respectively. Capital expenditures in 2002 were $26.8 million (of which $17.0 million related to the modernization project at the Elmira, New York facility) compared to $10.3 million in 2001. To fund capital expenditures as provided for under the terms of the Indentures, the Company applied, in the first quarter of 2001, cash deposited into escrow of $7.8 million, proceeds of sale and sale-leaseback transactions. The Company invested approximately $22.2 million in 2002 and 2001 in the Elmira modernization project. In March 2002, Anchor entered into a sale leaseback arrangement with Anheuser-Busch. Under the arrangement, Anchor financed approximately $3.0 million of the expansion. The lease has a term of 3 years.

         Net cash of $5.0 million was provided in financing activities in the first three months of 2002, principally reflecting borrowings under the Revolving Credit Facility, offset by scheduled repayments of debt.

         At the Petition Date, advances outstanding under the Revolving Credit Facility were $63.3 million and outstanding letters of credit on this facility were $6.2 million. These amounts will remain outstanding until the final order allows for repayment with proceeds under the DIP Facility. Under an interim order of the Court, advances outstanding under the DIP facility cannot exceed $15.0 million ($3.0 million outstanding under the term loan facility and $12.0 million outstanding under the revolving credit facility). The Court has scheduled a hearing on the final order of the DIP Facility for May 20, 2002. At May 10, 2002, combined advances outstanding under the Revolving Credit Facility and the DIP Facility were $66.3 million, borrowing availability was $19.4 million and total outstanding letters of credit were $6.2 million.

         The Company’s obligations under the DIP Facility are secured on a priority basis by substantially all of the assets of the Company, subject to pre-petition liens (including liens on certain collateral securing the First Mortgage Notes).

         The DIP Facility contains certain covenants that restrict the Company’s ability to take various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions, sales of assets and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The DIP Facility also contains a financial covenant that requires the Company to maintain a minimum EBITDA.

         The Company is party to certain lease agreements that contain, among other things, certain financial and other covenants, including a fixed charge ratio and a debt ratio. The Company was not in compliance with fixed charge ratio for the quarter ended March 31, 2002.

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

         The nonpayment of interest (as part of the proposed plan of reorganization) on the Senior Notes and the first Mortgage Notes, due March 15, 2002 and April 1, 2002, respectively, is a default under the Indentures and cross-defaults with certain equipment related leases.

         The filing of the voluntary petition is a default under the Indentures and certain equipment related leases.

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

         The Company expects significant expenditures in 2002, including capital expenditures and contributions of approximately $12.5 million to the multiemployer pension plan. Capital expenditures will approximate $60.0 million in 2002, increased from 2001 levels primarily for the Elmira modernization project. These improvements are substantially complete. The Company expects that interest on the First Mortgage Notes (approximately $8.4 million unpaid at April 1, 2002) will be paid upon approval by the Court. Total interest expenditures for 2002 are expected to approximate $23.0 million. Peak operating needs are in spring at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

         Commitments for the principal payments required on long-term debt, including capital leases and under operating leases are as follows:

	Remainder				2006 and
	of 2002	2003	2004	2005	thereafter

Long-term debt (1) (2)	$50,000	$—	$—	$150,000	$—

Capital leases (1)	1,645	2,118	1,998	1,887	353

Operating leases	13,590	16,240	11,180	6,110	13,420

Series A Preferred Stock (3)	22,500	—	—	—	—

	$87,735	$18,358	$13,178	$157,997	$13,773

(1)	Long-term is classified as current on the condensed balance sheet.

(2)	2002 includes the proposed repayment of the Senior Notes ($50.0 million) under the Plan. The Senior Notes are due 2008.

(3)	2002 includes the proposed settlement of the Series A Preferred Stock ($22.5 million) under the Plan. The Series A Preferred Stock is mandatorily redeemable in 2009.

         There are currently a number of litigation and other proceedings pending which may consume a portion of Anchor’s liquidity. See Part II — Item 1. Legal Proceedings.

         Recent developments for new products in the “ready-to-drink” market have created increased demand for glass containers, which has strengthened the fundamentals of the Company and the industry. This market dynamic has resulted in the Company realizing price increases in recent months and better margins from an improved mix of business. See – Information Concerning Forward-Looking Statements.

         The Company’s principal sources of liquidity through 2002 are expected to be funds derived from operations, borrowings under the DIP Facility and the funding of the restructuring transactions. The unfunded interest payments on the First Mortgage Notes and the Senior Notes, approximately $10.9 million, are providing additional liquidity for current needs. Because of the change in control that would occur under the Indentures, the Company may not have the ability to borrow additional funds. Substantially all of the Company’s assets have been pledged and the Company may be unable to raise needed cash. The Company’s plans to increase liquidity include continuation of its cost reduction efforts, continuation of its natural gas cost recovery program, increased sales from its supply agreements with major customers, sale of certain Company assets and completing the restructuring agreement. While the initial positive effects of the implementation of these plans are currently being realized, there can be no assurance that these efforts will continue to be successful or if successful, that they will provide sufficient liquidity to meet the Company’s needs. See – Information Concerning Forward-Looking Statements.

         Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company’s control. Should the Company suffer material adverse conditions from the issues discussed above, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligation as they come due. If future operations result in noncompliance with the financial covenants under the DIP Facility or various equipment leases, Anchor would seek a waiver; however, there can be no assurance that such a waiver would be granted.

         Management believes that the plan of reorganization will allow the Company to complete the significant financial restructuring that was necessary for Anchor. The transaction will remove a significant amount of indebtedness from Anchor’s balance sheet and provide additional liquidity for the Company. See – Information Concerning Forward-Looking Statements.

    Impact of Inflation

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on inflationary cost increases to its customers for several years, although it did realize some price increases in 2001 and 2002, primarily due to the abnormally high energy costs experienced in 2001.

    Seasonality

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company’s shipment volume is typically higher in the second and third quarters. Consequently, the Company will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. Due to increased demand at the end of 2001 and beginning of 2002, the Company is shipping more than usual and building less inventory. In addition, the Company has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters; however, the Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

    New Accounting Standards

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 — Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. The Company will finalize the implementation of the provisions of SFAS 142 in the second quarter of 2002 and at present has not determined the impact of adopting SFAS 142.

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. The Company has determined that the impact of adopting SFAS 144 is not material.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 – Accounting for Asset Retirement Obligation (“SFAS 143”), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. SFAS 143 is effective for financial statements issued for years beginning after June 15, 2002. The Company has not yet determined the impact of adopting SFAS 143.

         On April 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 – Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”) regarding the accounting of gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002.

Information Concerning Forward-Looking Statements

         With the exception of the historical information contained in this report, the matters described herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning including, statements concerning:

         •     the Company’s liquidity and capital resources,

         •     the Company’s debt levels and ability to obtain financing and service debt,

         •     competitive pressures and trends in the glass container industry,

         •     prevailing interest rates,

         •     prices for energy, particularly natural gas,

         •     legal proceedings and regulatory matters, and

         •     general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the completion of the Anchor financial restructuring; the confirmation of Plan under the Chapter 11 filing; the proposed sale of Consumers U.S. stock to O-I; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; the consequences if it were determined that the MEPP did not qualify as a multiemployer pension plan, the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; volatility in the demand of emerging new markets (e.g. the “ready-to-drink” market); the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         The Revolving Credit Facility and the DIP Facility are subject to variable interest rates. A change in interest rates could have an impact on results of operations. The Company’s long-term debt instruments (classified as current liabilities at March 31, 2002) are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company’s sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant. The Company may enter into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

         On October 13, 2000, certain stockholders of the Company, specifically CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the “Plaintiffs”), commenced a shareholder derivative action against certain of the Company’s directors and certain officers and related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The parties to the derivative action have recently reached an agreement in principle pursuant to which the derivative action will be settled on the basis of total consideration to the Company of approximately $9 million, of which approximately $6 million is in cash (net of attorney fees for the plaintiffs not to exceed $2.5 million), and the exchange of mutual releases by the parties. Implementation of the settlement is subject to the execution of definitive documentation, as well as approval of the settlement by the Bankruptcy Court and the Delaware Chancery Court and the closing of the Company’s Reorganization.

         On June 22, 2001, the stockholders of the Company identified in the preceding paragraph of this Item 3 commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs sought an order directing that the Company hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting. On April 15, 2002, the Delaware Court of Chancery entered an order postponing the Company’s annual meeting of stockholders until August 15, 2002. Pursuant to an earlier court order, the meeting had been scheduled to be held on April 19, 2002.

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

         On April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code for the purpose of confirming the Plan. The filing was entered at the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The filing consisted of a pre-negotiated plan of reorganization, prompted by liquidity issues raised by change in control provisions in Anchor’s debt instruments. Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company had received authorization, pursuant to first day orders, to pay claims related to wages, salaries, vacation, sick pay and trade creditor claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

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

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

The Company’s outside auditors, at the time, rendered an opinion on the Company’s financial statements which contains a going concern paragraph for 2001 and 2000. The failure by the Company to obtain an unqualified opinion on its financial statements is an event of default under Revolving Credit Facility.

The filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code is a default under the Indentures, the Revolving Credit Facility and certain equipment related leases.

The nonpayment of interest on the Senior Notes and the First Mortgage Notes, due March 15, 2002 and April 1, 2002, respectively, is a default under the Indentures, and cross-defaults with the Revolving Credit Facility and certain equipment related leases.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

None

b.	Reports on Form 8-K

(i)	Current Report on Form 8-K dated March 15, 2002 and filed March 21, 2002 pursuant to Item 5, disclosing that Anchor entered into a reorganization agreement with Cerberus and filing as exhibits, the reorganization agreement and press release dated March 15, 2002.

(ii)	Current Report on Form 8-K dated March 26, 2002 and filed March 27, 2002 pursuant to Item 9, containing information provided certain of Anchor’s bondholders regarding Anchor’s plan of reorganization and outlook for Anchor’s business and is not be deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and is required to be disclosed solely by Regulation FD.

(iii)	Current Report on Form 8-K dated April 15, 2002 and filed April 17, 2002 pursuant to Item 5, disclosing that on April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and filing as an exhibit a press release dated April 15, 2002; and also disclosing that on April 15, 2002, the Delaware Court of Chancery entered an order postponing Anchor’s annual meeting of stockholders until August 15, 2002. Pursuant to an earlier court order, the meeting had been scheduled to be held on April 19, 2002.

(iv)	Current Report on Form 8-K dated April 15, 2002 and filed April 18, 2002 pursuant to Item 4, disclosing changes in Anchor’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: May 15, 2002	/s/ Dale A. Buckwalter Dale A. Buckwalter Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)