Form 10-Q
period 2002-06-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2002-08-14
CIK 1052163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-233-59

ANCHOR GLASS CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3417812 (I.R.S. Employer Identification No.)

One Anchor Plaza, 4343 Anchor Plaza Parkway, Tampa, FL 33634-7513
(Address of principal executive offices)	(Zip Code)

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
Yes  X         No     .

Number of shares outstanding of each class of common stock at July 31, 2002:
3,357,825 shares

ANCHOR GLASS CONTAINER CORPORATION
(Debtor-in-Possession)

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR GLASS CONTAINER CORPORATION
(Debtor-in-Possession)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$378,260	$349,340	$199,878	$179,970
Costs and expenses:
Cost of products sold	340,671	328,737	176,099	163,305
Selling and administrative expenses	15,224	14,094	7,531	6,937
Related party provision and charges	–	19,500	–	19,500

Income (loss) from operations	22,365	(12,991)	16,248	(9,772)
Reorganization items	(4,129)	–	(4,129)	–
Other income (expense), net	483	353	(380)	80
Interest expense	(13,974)	(14,926)	(6,791)	(7,290)

Net income (loss)	4,745	(27,564)	4,948	(16,982)
Preferred stock dividends	(4,100)	(7,028)	(586)	(3,514)

Income (loss) applicable to common stock	$645	$(34,592)	$4,362	$(20,496)

Basic and diluted net income (loss) per share applicable to common stock	$0.12	$(6.59)	$0.83	$(3.90)

Basic weighted average number of common shares outstanding	5,251,356	5,251,356	5,251,356	5,251,356

Comprehensive income (loss):
Net income (loss)	$4,745	$(27,564)	$4,948	$(16,982)
Other comprehensive income (loss):
Derivative income (loss)	531	(1,155)	–	(1,155)

Comprehensive income (loss)	$5,276	$(28,719)	$4,948	$(18,137)

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
(Debtor-in-Possession)
CONDENSED BALANCE SHEETS
(dollars in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,107	$6,209
Accounts receivable	54,833	44,202
Inventories:
Raw materials and manufacturing supplies	22,543	22,171
Finished products	68,887	83,402
Other current assets	8,486	7,087

Total current assets	157,856	163,071
Property, plant and equipment, net	271,148	263,663
Assets held for sale	9,263	9,263
Other assets	31,178	32,969
Intangible pension asset	22,559	22,559
Goodwill	44,852	44,852

	$536,856	$536,377

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under debtor-in-possession facility	$57,988	$–
Borrowings under revolving credit facility	–	56,774
Current maturities of long-term debt	684	822
Long-term debt classified as current	205,471	206,091
Accounts payable	43,917	46,671
Accrued expenses	20,128	23,781
Accrued interest	9,130	5,686
Accrued compensation and employee benefits	20,530	24,581

Total current liabilities	357,848	364,406
Long-term debt	1,291	1,541
Long-term pension liabilities	–	122,541
Long-term post-retirement liabilities	65,277	63,255
Other long-term liabilities	25,748	26,649

	92,316	213,986
Liabilities subject to compromise	123,431	–

Commitments and contingencies
Redeemable preferred stock	83,659	82,026

Stockholders’ equity (deficit):
Preferred stock	34	34
Issuable preferred stock	21,731	21,731
Common stock	336	336
Warrants	9,446	9,446
Capital in excess of par value	104,520	104,520
Accumulated deficit	(180,997)	(184,109)
Accumulated other comprehensive loss	(75,468)	(75,999)

	(120,398)	(124,041)

	$536,856	$536,377

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
(Debtor-in-Possession)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,745	$(27,564)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	29,201	30,084
Related party provision and charges	–	19,500
Loss (gain) on sale of property, plant and equipment	62	(270)
Other	(140)	(332)
Decrease in cash resulting from changes in assets and liabilities	(762)	(22,745)

	33,106	(1,327)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(37,256)	(17,882)
Deposit of sale proceeds into escrow account	–	(13,348)
Withdrawal of funds from escrow account	–	13,348
Proceeds from sale of property, plant and equipment	3,112	13,512
Other	(2,242)	(2,210)

	(36,386)	(6,580)

Cash flows from financing activities:
Principal payments of long-term debt	(1,036)	(946)
Net draws (repayments) on revolving credit facility	(56,774)	10,734
Net draws on debtor-in-possession facility	57,988	–
Other	–	(737)

	178	9,051

Cash and equivalents:
Increase (decrease) in cash and cash equivalents	(3,102)	1,144
Balance, beginning of period	6,209	4,532

Balance, end of period	$3,107	$5,676

Supplemental disclosure of cash flow information:
Interest payments	$6,429	$13,754

Reorganization items	$3,731	$–

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
(Debtor-in-Possession)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 – Management’s Responsibility

     In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

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

NOTE 2 – Organization of the Company

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

     At June 30, 2002, Consumers owns approximately 59% of Anchor, indirectly on a fully diluted basis (approximately 26.9% of the outstanding common stock), through Consumers U.S., Inc. (“Consumers U.S.”), formed in January 1997, by Consumers, as a holding company for Anchor. Under the reorganization, the Common Stock and Series B Preferred Stock will be cancelled and the holders will receive no distribution under the plan. As a result of the reorganization, Consumers will no longer be a stockholder of Anchor. See Note 3.

     Consumers U.S. is a guarantor of Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the “First Mortgage Notes”), the guarantee being secured by the Common Stock and Series B Preferred Stock of Anchor, held by Consumers U.S. Pursuant to the reorganization, Anchor expects that Consumers U.S. will be released as a guarantor. See Note 3.

     Prior to 2002, the Company was part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. (“GGC”) each of which was controlled through G&G Investments, Inc. (“G&G”). G&G, directly or indirectly, continues to hold the majority of the outstanding stock of Consumers. See Note 3.

     The Company has, in the past, engaged in a variety of transactions (including joint purchasing, engineering, utilization of the Company’s mold and repair shops and management information systems) with Consumers and GGC. On October 1, 2001, Consumers completed the sale of its Canadian glass producing assets to a subsidiary of O-I. In February 2002, Mr. J. Ghaznavi, one of the Company’s directors, purchased GGC from Consumers. Following these events, Anchor has separated activities related to these functions, with Consumers as of October 1, 2001, and with GGC as of February 2002, with Anchor and GGC entering into the agreement described below. GGC is currently a competitor of Anchor.

     In connection with a proposed settlement of litigation commenced by The National Bank of Canada against Anchor and certain other affiliates, Anchor and GGC entered into a services agreement, as amended, to delineate the transitional nature of the services to be provided by Anchor, whereby Anchor will assist GGC in certain functions, including information systems, through 2004. GGC will pay a fee to Anchor of $500 for each year of the agreement, plus a percentage of GGC’s cash flows, as determined in accordance with the services agreement, payable in three annual installments commencing on April 30, 2005. This agreement is subject to termination by Anchor or GGC, with notice, after June 30, 2002. Anchor has fully reserved amounts receivable under the agreement.

NOTE 3 – Plan of Reorganization and Liquidity

     Anchor Reorganization

     On March 15, 2002, Anchor entered into a definitive agreement with Cerberus Capital Management L.P. (“Cerberus”) pursuant to which Cerberus will invest $100,000 of new capital in Anchor ($80,000 of which will be in the form of equity capital) and Anchor will effect a significant restructuring of its existing debt and equity securities (the “Reorganization”). The Reorganization will result in Anchor’s existing senior bank facility being replaced in its entirety by a new $100,000 credit facility, Anchor’s First Mortgage Notes remaining outstanding and being paid an amount to compensate them for their waiver of change-of-control and pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (approximately $5,600), Anchor’s 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the “Senior Notes”) being repaid in cash at 100% of their principal amount and the holders of Anchor’s Series A Preferred Stock (which has a current accrued liquidation value of approximately $83,600) receiving a cash distribution of $22,500. Anchor’s Series B Preferred Stock (which has a current accrued liquidation value of approximately $105,700) and Anchor’s outstanding Common Stock and warrants will be cancelled and the holders will receive no distribution under the plan. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and paid in the ordinary course.

     The plan is being effected through a “pre-arranged” case under Chapter 11 of the Bankruptcy Code. On April 15, 2002 (the “Petition Date”), Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code for the purpose of confirming its proposed plan of reorganization dated April 15, 2002. The filing was entered at the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Court”). The filing consisted of a pre-negotiated plan of reorganization, prompted by liquidity issues raised by change in control provisions in Anchor’s debt instruments, as discussed below.

     On June 13, 2002, Anchor filed an Amended Reorganization Plan, dated June 13, 2002 (the “Plan”) and a Disclosure Statement. On June 14, 2002, the Court approved the Disclosure Statement as providing adequate information for holders of claims and interests against Anchor to make a decision as to whether to accept or reject the Plan. In addition, the Court entered an order establishing procedures for holders of claims and interests to vote upon the Plan and set August 1, 2002 as the deadline by which votes to accept or reject the Plan must be received by the balloting agent.

     The primary purposes of the Plan and the Reorganization are to reduce Anchor’s debt service requirements and overall level of indebtedness, to obtain additional financing in the form of the new term loan and new preferred and common stock and to provide the Company with greater liquidity.

     The closing of the restructuring transaction is subject to a number of conditions, including the confirmation of the Plan by the Court (confirmed August 8, 2002, see Note 5 – Subsequent Events), the absence of any material adverse change in the business of Anchor, the settlement of a shareholder derivative action currently pending in Delaware Chancery Court, receipt of any required governmental approvals and third party consents and other closing conditions. The parties to the derivative action have entered into a settlement pursuant to which the derivative action will be settled on the basis of total consideration to the Company of approximately $9,000, of which approximately $6,000 is in cash and the exchange of mutual releases by the parties. Implementation of the settlement, which has not been recorded as of June 30, 2002, is subject to approval by the Court (approved August 8, 2002, see Note 5 – Subsequent Events) and the Delaware Chancery Court and the consummation of the Plan.

     In connection with the Plan, Anchor entered into an agreement with Bank of America, N.A., Congress Financial Corporation and Ableco Finance LLC, who together provided a $100,000 debtor-in-possession secured financing facility under a new loan agreement (the “DIP Facility”), with Bank of America, N.A., as agent. The DIP Facility consists of an $80,000 revolving credit facility, including a letter of credit sub-facility, and a $20,000 term loan facility. Advances under the revolving credit facility bear interest at a rate based upon (i) the adjusted LIBOR, as defined, plus 3.0% or (ii) the base rate, as defined, plus 1.0%. Advances under the term loan facility bear interest at a rate based upon the agent’s reference rate, as defined, plus 4.75%. The DIP Facility expires at the earlier of the Plan consummation date or April 17, 2003. The Company's obligations under the DIP Facility are secured on a priority basis by substantially all of the assets of the Company, subject to pre-petition liens (including liens on certain collateral securing the First Mortgage Notes). The DIP Facility contains certain covenants that restrict the Company’s ability to take various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions, sales of assets and other fundamental corporate changes, capital expenditures, operating lease payments and transactions with affiliates. The DIP Facility also contains a financial covenant that requires the Company to maintain a minimum EBITDA.

     In connection with the proposed plan, Anchor did not make the interest payment on its Senior Notes due March 15, 2002 or a timely interest payment on its First Mortgage Notes due April 1, 2002. In July 2002, upon an order approved by the Court, Anchor paid the interest payment on its First Mortgage Notes that was due April 1, 2002. Interest on the First Mortgage Notes continues to accrue and is recorded in accrued interest on the condensed balance sheet. Because of the Chapter 11 proceedings, there has been no accrual of interest on the unsecured Senior Notes since the Petition Date. If accrued, interest expense would have increased by $1,029 during the six months ended June 30, 2002.

     The filing of the voluntary petition and the nonpayment of interest is a default under the indentures governing the First Mortgage Notes and the Senior Notes (the “Indentures”) and certain equipment related leases.

     Under the terms of the Plan, the holders of the First Mortgage Notes will retain their outstanding $150,000 of First Mortgage Notes, plus receive a consent fee for a waiver of the change-of-control and pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S. as a guarantor). The holders of the Senior Notes would be repaid in cash at 100% of their principal amount. Holders of Anchor’s Series A Preferred Stock will receive a cash distribution of $22,500 and the Series A Preferred Stock will be cancelled. Anchor’s Series B Preferred Stock and Common Stock will be cancelled and the holders will receive no distribution under the Plan. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and be paid in the ordinary course. Effective at the Petition Date, Anchor ceased accruing dividends on the preferred stock. Anchor’s pension plan is subject to administrative procedures under ERISA and the PBGC will terminate and take over all administrative responsibility of the plan. See Note 5 — Subsequent Events – Pension Plan.

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company received authorization, pursuant to first day orders, to pay claims related to wages, salaries, vacation, sick pay and trade creditor claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

     Since the Petition Date, the Company has incurred fees and costs of $4,129 related to the Chapter 11 proceedings, recorded in Reorganization items on the condensed statement of operations. This amount is primarily comprised of $2,400 of DIP Facility fees, $1,100 of legal fees and $400 of other professional fees. Liabilities subject to compromise on the condensed balance sheet at June 30, 2002, represents pension liabilites of $120,537 and accrued interest on the Senior Notes of $2,894.

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

     Management of Anchor believes, upon the advice of its counsel, that the Anchor restructuring discussed above or the acquisition of the stock of Consumers U.S. by O-I will trigger a “change in control” as defined in the Indentures. A “change in control” may also occur upon the change of ownership of shares of stock of Consumers, Consumers International Inc. or Consumers, U.S. or certain changes as to the composition of directors on the board of Anchor. Upon a “change in control” as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor’s credit facility and would create an event of default under various equipment leases. The occurrence of any of these events may be outside of the control of Anchor. Consummation of the Plan will eliminate the “change-in-control” provision in the Indentures. There can be no assurance that any of these events may not occur or that the Reorganization will be completed.

     Cash Flow

     The Company’s principal sources of liquidity through 2002 are expected to be funds derived from operations, borrowings under the DIP Facility (or any permanent refinancing thereof) and the funding of the Reorganization transactions. The Company’s plans to increase liquidity include continuation of its cost reduction efforts (including distribution costs), increased sales from its supply agreements with major customers, price increases, sale of certain Company assets and completing the Reorganization. While the initial positive effects of the implementation of these plans are currently being realized, there can be no assurance that these efforts will continue to be successful or if successful, that they will provide sufficient liquidity to meet the Company’s needs.

     Cash flows from operations depend on future operating performance which is subject to prevailing conditions and to financial, business and other factors, many of which are beyond the Company’s control. Should the Company suffer material adverse consequences from the issues discussed here, additional measures may be required. This may include sales of assets and/or consideration of other strategic alternatives. No assurance can be given that the Company will have sufficient liquidity either from internally generated sources or external borrowings to continue its operations and to meet its obligations as they come due.

     Audit Opinion

     The foregoing represents significant uncertainties as to the future financial position of Anchor. As a result of these uncertainties, particularly, as a result of the pending change in control and the related repurchase obligations under the Indentures, the Company’s former outside auditors, at the time, rendered an opinion on the Company’s financial statements containing a going concern paragraph for 2001 and 2000. As a result of these matters, the Company classified its long-term debt, including certain capital leases, as current liabilities in the balance sheet at June 30, 2002 and December 31, 2001.

     There can be no assurance that any of these events may not occur or that the Reorganization will be completed.

NOTE 4 – Summary of Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 — Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. The Company has determined that it should be evaluated as one reporting unit and that the fair value of the Company is greater than the carrying amount of the net assets, and at present, no goodwill impairment results from the adoption SFAS 142.

     The following table reconciles the Company’s net income (loss) in the three and six months ended June 30, 2001, adjusted to exclude goodwill amortization, to amounts previously reported:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss), as reported	$4,745	$(27,564)	$4,948	$(16,982)
Goodwill amortization	—	1,488	—	744

Net income (loss), as adjusted	$4,745	$(26,076)	$4,948	$(16,238)

Basic and diluted net income (loss) applicable to common stock, as reported	$0.12	$(6.59)	$0.83	$(3.90)

Basic and diluted net income (loss) applicable to common stock, as adjusted	$0.12	$(6.30)	$0.83	$(3.76)

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 – Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”) regarding the accounting of gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 — Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 5 – Subsequent Events

     Chapter 11 Proceedings

     The Court established August 1, 2002 as the deadline for receiving votes to accept or reject the Plan. Anchor received unanimous votes to accept the Plan for each of the four classes entitled to vote on the Plan.

     The Plan was confirmed by the court at a hearing held on August 8, 2002. Anchor currently expects the Plan to become effective on or about August 30, 2002 (the “Effective Date”). The Court approved, among other things, the settlement of shareholder derivative action, the amended services agreement with GGC, the settlement with Mr. J. Ghaznavi and G&G and the agreement with the PBGC (see below).

     Upon the Effective Date, Anchor will qualify for adoption of fresh-start reporting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7. The adoption of fresh-start reporting will result in Anchor revaluing its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after restructuring. The reorganization value of the entity will be allocated to assets in conformity with the procedures specified by SFAS 141 and SFAS 142. Liabilities at plan consummation date are stated at the present value of amounts to be paid.

     Pension Plan

          Effective December 31, 2001, Anchor entered the Glass Companies Multiemployer Pension Plan (the “MEPP”), created from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Anchor, GGC, the Board of Trustees of the MEPP and the unions representing certain employees at Anchor and GGC considered the MEPP to be a multiemployer pension plan.

     On April 30, 2002, the Pension Benefit Guarantee Corporation (“PBGC”) advised the Company that it was unable to determine whether the MEPP met the definition of a multiemployer plan and sought a determination from the appropriate office of the United States Department of Labor (“DOL”). In July 2002, the DOL notified Anchor that it determined that the MEPP did not meet the definition of a multiemployer plan for Employee Retirement Income Security Act of 1974, as amended (“ERISA”) purposes.

     Effective July 31, 2002, Anchor and the PBGC entered into an agreement to govern the dissolution of the MEPP (the “PBGC Agreement”). Pursuant to the PBGC Agreement, and collective bargaining agreements with the unions representing its employees, Anchor withdrew from the MEPP on July 31, 2002. The PBGC intends to proceed in accordance with procedures under ERISA to partition the assets and liabilities of the MEPP into two parts, one part attributable to Anchor employees and former employees and terminate the Anchor portion. It is anticipated that the termination date will be effective as of or around July 31, 2002. The PBGC will take over all administrative responsibility for the terminated plan.

     The PBGC Agreement provides that on the Effective Date, Anchor will contribute $20,750 to the pension plan (with proceeds from the Reorganization) and will begin, on the first day of the next month, monthly payments to the pension plan of $833 for a period of one hundred twenty (120) months. On the Effective Date, Anchor will grant the PBGC a warrant for the purchase of 5% of the common stock of Anchor. Anchor has amended its labor union contracts and, effective August 1, 2002, will contribute to other multiemployer plans for the future service benefits of its hourly employees.

     The accounting followed by Anchor and the disclosures herein reflect the plan as if it were a single employer plan under Statement of Financial Accounting Standards No. 87 — Employers’ Accounting for Pensions. This accounting will be followed until the agreement with the PBGC has been implemented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Income from operations improved approximately $35.4 million in the first half 2002 as compared with the first half of 2001. In the second quarter of 2001, Anchor recorded a $19.5 million related party provision resulting from Consumers’ CCAA filing. Recent developments for new products in the “ready-to-drink” market have created increased demand for glass containers, which has strengthened the fundamentals of the Company and the industry. This market dynamic has resulted in the Company realizing price increases in recent months and improving margins through upgrading a selective mix of business opportunities. The decline in the price of natural gas (the principal fuel for manufacturing glass), as compared with the comparable period of 2001, results in margin improvement of approximately $6.4 million, net of the energy price recovery program. The Company’s plans to improve operations include continuation of its cost reduction efforts (including distribution costs), sale of discontinued manufacturing facilities, as well as increased sales from its supply agreements with major customers and price increases. See – Information Concerning Forward-Looking Statements.

Results of Operations

     Net Sales. Net sales for the second quarter of 2002 were $199.9 million compared to $180.0 million for the second quarter of 2001, an increase of $19.9 million, or 11%. Net sales for the first half of 2002 were $378.3 million and $349.4 million for the comparable period of 2001. The improvement in the margin on net sales (approximately $12.2 million) was principally a result of a shift in product mix, specifically towards the “ready-to-drink” line, general price increases and an increase in shipment volume (5.0%). Net sales dollars in the first half of 2001 were negatively impacted by approximately $23.8 million due to a change in the way certain packaging materials are sold to a certain customer. This change resulted in a comparable reduction in cost of products sold in 2001.

     Cost of Products Sold. The Company’s cost of products sold in the second quarter and the first half of 2002 were $176.1 million and $340.7 million, respectively (or 88.1% and 90.1%, respectively, of net sales), while the cost of products sold for the second quarter of 2001 and the first half of 2001 were $163.3 million and $328.8 million, respectively (or 90.7% and 94.1%, respectively, of net sales). This decrease in the cost of products sold for the six months ended June 30, 2002 as compared with the comparable period of 2001, as a percentage of net sales, principally reflects the decline in the cost of natural gas of approximately $14.4 million, manufacturing efficiencies and lower inventory storage costs. These improvements were partially offset by increases in other costs, such as, insurance, fringe benefit costs and costs associated with downtime during the modernization project at the Company’s Elmira, New York facility. With the implementation of SFAS 142, goodwill is no longer amortized. Goodwill amortization expense was $1.5 million in the six months ended June 30, 2001.

     Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 2002 were approximately $15.3 million (or 4.0% of net sales), while selling and administrative expenses for the comparable period of 2001 were $14.1 million (or 4.0% of net sales). This increase is attributable to a reduction in the cross-charge of overhead costs to certain related entities, partially offset by the discontinuance of the management agreement with G&G.

     Reorganization Items. Since the Petition Date, the Company has incurred fees and costs of approximately $4.1 million related to the Chapter 11 proceedings. This amount is primarily comprised of $2.4 million of DIP Facility fees, $1.1 million of fees and $0.4 million of other professional fees.

     Interest Expense. Interest expense for the six months ended June 30, 2002 decreased approximately $0.9 million compared to the same period of 2001, due primarily to lower interest rates and lower average outstanding borrowings under the credit facility. Interest on the First Mortgage Notes continues to accrue and is recorded in accrued interest on the condensed balance sheet. Because of the Chapter 11 proceedings, there has been no accrual of interest on the unsecured Senior Notes since the Petition Date. If accrued, interest expense would have increased by $1.0 million during the six months ended June 30, 2002.

     Net Income (Loss). The Company recorded net income in the second quarter of 2002 of approximately $4.9 million as compared to a net loss of $17.0 million in the second quarter of 2001. The Company recorded a net income in the first six months of 2002 of approximately $4.7 million as compared to a net loss of $27.6 million in the first half of 2001. Anchor recorded $19.5 million of related party provisions and charges in the second quarter of 2001 as a result of Consumers’ CCAA filing. This improvement in earnings, after consideration of the related party provision, results from the lower cost of natural gas, general price increases, increased sales volume and an upgraded mix of business opportunities.

Significant Accounting Policies

     The significant accounting policies of the Company are disclosed in Note 1 and other notes to the annual financial statements in our Form 10-K for the fiscal year ended December 31, 2001. The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The most significant accounting estimates inherent in the preparation of the Anchor financial statements form the bases for reserves with respect to areas such as, post-retirement benefits and other employee benefit programs, inventories, valuation allowances to reduce deferred tax assets and pensions. Estimates and judgments are based on historical experience and other factors believed to be reasonable in the circumstances. Management continually reviews its accounting policies for application and disclosure in the financial statements.

Liquidity and Capital Resources

Anchor Reorganization

     On March 15, 2002, Anchor entered into a definitive agreement with Cerberus pursuant to which Cerberus will invest $100.0 million of new capital in Anchor ($80.0 million of which will be in the form of equity capital) and Anchor will effect a significant restructuring of its existing debt and equity securities. The Reorganization will result in Anchor’s DIP Facility being replaced in its entirety by a new $100 million credit facility, Anchor’s First Mortgage Notes remaining outstanding and being paid an amount to compensate them for their waiver of change-of-control and pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (approximately $5.6 million), Anchor’s Senior Notes being repaid in cash at 100% of their principal amount, the holders of Anchor’s Series A Preferred Stock (which has a current accrued liquidation value of approximately $83.6 million) receiving a cash distribution of $22.5 million. Anchor’s Series B Preferred Stock (which has a current accrued liquidation value of approximately $105.7 million) and Anchor’s outstanding Common Stock and warrants will be cancelled and the holders will receive no distribution under the plan. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and paid in the ordinary course.

     The closing of the restructuring transaction is subject to a number of conditions. Conditions met include the confirmation of the Plan by the Court. Other conditions include the absence of any material adverse change in the business of Anchor, the settlement of a shareholder derivative action currently pending in Delaware Chancery Court, receipt of any required governmental approvals and third party consents and other closing conditions. The parties to the derivative action have entered into a settlement pursuant to which the derivative action will be settled on the basis of total consideration to the Company of approximately $9.0 million, of which approximately $6.0 million is in cash and the exchange of mutual releases by the parties. Implementation of the settlement, which has not been recorded as of June 30, 2002, is subject to the approval by the Delaware Chancery Court and the consummation of the Plan.

     Management believes that the Cerberus agreement is an important milestone and will allow the Company to complete the significant financial restructuring that was necessary for Anchor. The transaction will remove a significant amount of indebtedness from Anchor’s balance sheet.

     The plan is being effected through a “pre-arranged” case under Chapter 11 of the Bankruptcy Code. On April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S.

Bankruptcy Code for the purpose of confirming its proposed plan of reorganization dated April 15, 2002. The filing was entered at the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The filing consisted of a pre-negotiated plan of reorganization, prompted by liquidity issues raised by change-in-control provisions in Anchor’s debt instruments, as discussed below.

     The primary purposes of the Plan and the Reorganization are to reduce Anchor’s debt service requirements and overall level of indebtedness, to obtain additional financing in the form of the new term loan and new preferred and common stock and to provide the Company with greater liquidity.

     Under the terms of the Plan, the holders of the First Mortgage Notes will retain their outstanding $150.0 million of First Mortgage Notes, plus receive a consent fee for a waiver of the change-of-control and pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S. as a guarantor). The holders of the Senior Notes would be repaid in cash at 100% of their principal amount. Holders of Anchor’s Series A Preferred Stock will receive a cash distribution of $22.5 million and the Series A Preferred Stock will be cancelled. Anchor’s Series B Preferred Stock and Common Stock and warrants will be cancelled and the holders will receive no distribution under the Plan. Effective at the Petition Date, Anchor ceased accruing dividends on the preferred stock. All of Anchor’s other unaffiliated creditors, including trade creditors, will be unimpaired and paid in the ordinary course.

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company had received authorization, pursuant to first day orders, to pay claims related to wages, salaries, vacation, sick pay and trade creditor claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

     In connection with the Plan, Anchor entered into an agreement with Bank of America, N.A. Congress Financial Corporation and Ableco Finance LLC, who together provided a $100.0 million debtor-in-possession secured financing facility under the DIP Facility, with Bank of America, N.A., as agent. The DIP Facility consists of an $80.0 million revolving credit facility, including a letter of credit sub-facility, and a $20.0 million term loan facility. Advances under the revolving credit facility bear interest at a rate based upon (i) the adjusted LIBOR, as defined, plus 3.0% or (ii) the base rate, as defined, plus 1.0%. Advances under the term loan facility will bear interest at a rate based upon the agent’s reference rate, as defined, plus 4.75%. The DIP Facility expires at the earlier of the Plan consummation date or April 17, 2003.

     The Court established August 1, 2002 as the deadline for receiving votes to accept or reject the Plan. Anchor received unanimous votes to accept the Plan for each of the four classes entitled to vote on the Plan.

     The Plan was confirmed by the Court at a hearing held on August 8, 2002. Anchor currently expects the Plan to become effective on or about August 30, 2002. The Court approved, among other things, the settlement of shareholder derivative action, the amended services agreement with GGC, the settlement with Mr. J. Ghaznavi and G&G and the agreement with the PBGC (see below).

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

     Management of Anchor believes, upon the advice of its counsel, that the Anchor restructuring or the acquisition of the stock of Consumers U.S. by O-I will trigger a “change in control” as defined in the Indentures governing Anchor’s First Mortgage Notes and its Senior Notes. A “change in control” may also occur upon the change of ownership of shares of stock of Consumers, Consumers International Inc. or Consumers, U.S. or certain changes as to the composition of directors on the board of Anchor. Upon a “change in control” as defined in the Indentures, Anchor would be required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor does not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would result in an event of default under the Indentures that would give the noteholders the right to accelerate the debt and is also a default under Anchor’s credit facility and would create an event of default under various equipment leases. The occurrence of any of these events may be outside of the control of Anchor. Consummation of the announced restructuring will eliminate the “change-in-control” provision in the Indentures. There can be no assurance that any of these events may not occur or that the restructuring will be completed. The Plan was confirmed by the Court at a hearing held on August 8, 2002. Anchor currently expects the Plan to become effective on or about August 30, 2002.

Pension Plan

          Effective December 31, 2001, Anchor entered the MEPP, created from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Anchor, GGC, the Board of Trustees of the MEPP and the unions representing certain employees at Anchor and GGC considered the MEPP to be a multiemployer pension plan.

     On April 30, 2002, the PBGC advised the Company that it was unable to determine whether the MEPP met the definition of a multiemployer plan and sought a determination from the appropriate office of the DOL. In July 2002, the DOL notified Anchor that it determined that the MEPP did not meet the definition of a multiemployer plan for ERISA purposes.

     Effective July 31, 2002, Anchor and the PBGC entered into an agreement to govern the dissolution of the MEPP. Pursuant to the PBGC Agreement, and collective bargaining agreements with the unions representing its employees, Anchor withdrew from the MEPP on July 31, 2002. The PBGC intends to proceed in accordance with procedures under ERISA to partition the assets and liabilities of the MEPP into two parts, one part attributable to Anchor employees and former employees and terminate the Anchor portion. It is anticipated that the termination date will be effective as of or around July 31, 2002. The PBGC will take over all administrative responsibility for the terminated plan.

     The PBGC Agreement provides that on the Effective Date, Anchor will contribute $20.7 million to the pension plan (with proceeds from the Reorganization) and will begin, on the first day of the next month, monthly payments to the pension plan of $0.8 million for a period of one hundred twenty (120) months. On the Effective Date, Anchor will grant the PBGC a warrant for the purchase of 5% of the common stock of Anchor. Anchor has amended its labor union contracts and, effective August 1, 2002, will contribute to other multiemployer plans for the future service benefits of its hourly employees.

     The accounting followed by Anchor and the disclosures herein reflect the plan as if it were a single employer plan under Statement of Financial Accounting Standards No. 87 — Employers’ Accounting for Pensions. This accounting will be followed until the agreement with the PBGC has been implemented.

Audit Opinion

     As a result of these uncertainties, particularly, as a result of the pending change in control and the related repurchase obligations under the Indentures, the Company’s former outside auditors, at the time, have rendered an opinion on the Company’s financial statements containing a going concern paragraph for 2001 and 2000. As a result of these matters, the Company classified its long-term debt as current liabilities in the balance sheet at June 30, 2002 and December 31, 2001.

Cash Flow

     In the first half of 2002, operating activities provided $33.1 million in cash as compared to cash used of $1.3 million in the same period of 2001. This increase in cash provided reflects the improvement in earnings and changes in working capital items. Accounts receivable at June 30, 2002 increased approximately $10.6 million as compared with the 2001 year end, consistent with the increase in net sales. Inventory levels decreased approximately $14.1 million in 2002. The Company contributed approximately $5.4 million to the multiemployer pension plan in 2002. As a result of lower natural gas prices, cash outlays for natural gas purchases in the six months ended June 30, 2002 decreased approximately $6.4 million over the 2001 levels for the comparable periods.

     Cash consumed in investing activities for the six months ended June 30, 2002 and 2001 were $36.4 million and $6.6 million, respectively. Capital expenditures in the first half of 2002 were $37.3 million (of which $17.0 million related to the modernization project at the Elmira, New York facility) compared to $17.9 million in 2001. To fund capital expenditures as provided for under the terms of the Indentures, the Company applied, in the first quarter of 2001, cash deposited into escrow of $7.8 million, proceeds of sale and sale-leaseback transactions. The Company invested approximately $22.2 million in 2002 and 2001 in the now completed Elmira modernization project.

     Net cash of $0.2 million was provided in financing activities in the first half of 2002, principally reflecting borrowings under the Revolving Credit and DIP Facilities, offset by scheduled repayments of debt.

     At the Petition Date, advances outstanding under the Revolving Credit Facility were $63.3 million and were repaid with proceeds under the DIP Facility upon the final order from the Court. At August 5, 2002, advances outstanding under the DIP Facility were $57.6 million, borrowing availability was $13.4 million and total outstanding letters of credit were $5.7 million.

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

     In connection with the proposed plan, Anchor did not make the interest payment on its Senior Notes due March 15, 2002 or a timely interest payment on its First Mortgage Notes due April 1, 2002. In July 2002, upon an order approved by the Court, Anchor paid the interest payment on its First Mortgage Notes that was due April 1, 2002. Interest on the First Mortgage Notes continues to accrue and is recorded in accrued interest on the condensed balance sheet. Because of the Chapter 11 proceedings, there has been no accrual of interest on the unsecured Senior Notes since the Petition Date. If accrued, interest expense would have increased by $1.0 million during the six months ended June 30, 2002. Effective at the Petition Date, Anchor ceased accruing dividends on the preferred stock.

     The filing of the voluntary petition and the nonpayment of interest is a default under the Indentures and certain equipment related leases.

     Commitments for the principal payments required on long-term debt, including capital leases and under operating leases are as follows:

	Remainder				2006 and
	of 2002	2003	2004	2005	thereafter

Long-term debt (1)(2)	$50,000	$—	$—	$150,000	$—
Capital leases (1)	1,645	2,118	1,998	1,887	353
Operating leases	9,000	16,240	11,180	6,110	13,420
Pension payments (3)	24,083	10,000	10,000	10,000	66,667
Series A Preferred Stock (4)	22,500	—	—	—	—

	$107,228	$28,358	$23,178	$167,997	$80,440

(1)	Long-term is classified as current on the condensed balance sheet.
(2)	2002 includes the proposed repayment of the Senior Notes ($50.0 million) under the Plan. The Senior Notes are due 2008.
(3)	Payments under the PBGC Agreement. Under multiemployer plan accounting, commitments would have been approximately $12.5 million annually.
(4)	2002 includes the proposed settlement of the Series A Preferred Stock ($22.5 million) under the Plan. The Series A Preferred Stock is mandatorily redeemable in 2009.

     The Company expects significant expenditures in 2002, including contributions of approximately $24.0 million to the pension plan that is expected to be administered by the PBGC ($20.7 million with proceeds of the Restructuring). Capital expenditures will approximate $60.0 million in 2002 (of which $37.3 million has been incurred), increased from 2001 levels primarily for the now completed Elmira modernization project. Total interest expenditures for 2002 are expected to approximate $23.0 million. Peak operating needs are in spring at which time working capital borrowings are estimated to be $20.0 million higher than at other times of the year.

     The Company’s principal sources of liquidity through 2002 are expected to be funds derived from operations, borrowings under the DIP Facility (or any permanent refinancing thereof) and the funding of the Reorganization transactions. The Company’s plans to increase liquidity include continuation of its cost reduction efforts and increased sales from its supply agreements with major customers, price increases, sale of certain Company assets and completing the Reorganization. While the initial positive effects of the implementation of these plans are currently being realized, there can be no assurance that these efforts will continue to be successful or if successful, that they will provide sufficient liquidity to meet the Company’s needs. See – Information Concerning Forward-Looking Statements.

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

     Management believes that the Reorganization will allow the Company to complete the significant financial restructuring necessary to remove a significant amount of indebtedness from the Anchor balance sheet and provide additional liquidity for the Company. See – Information Concerning Forward-Looking Statements.

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

     New Accounting Standards

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 — Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. The Company has determined that it should be evaluated as one reporting unit and that the fair value of the Company is greater than the carrying amount of the net assets, and at present, no goodwill impairment results from the adoption SFAS 142.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. The Company has determined that the impact of adopting SFAS 144 is not material.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 – Accounting for Asset Retirement Obligations, that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. SFAS 143 is effective for financial statements issued for years beginning after June 15, 2002. The Company has not yet determined the impact of adopting SFAS 143.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 – Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections regarding the accounting of gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 — Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

     Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the completion of the Anchor financial restructuring; the emergence from Chapter 11; the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; the consequences of involuntary termination proceedings of the Company’s pension plan; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; volatility in the demand of emerging new markets (e.g. the “ready-to-drink” market); the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The DIP Facility is subject to variable interest rates. A change in interest rates could have an impact on results of operations. A change of 10% in the market rate of interest would impact interest expense by approximately $0.2 million. The Company’s long-term debt instruments (classified as current liabilities at June 30, 2002) are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company’s sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to be significant. The Company may enter into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     On October 13, 2000, certain stockholders of the Company, specifically CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partner L.P. and Cerberus International Ltd. (collectively, the “Plaintiffs”), commenced a shareholder derivative action against certain of the Company’s directors and certain officers and related entities in The Court of Chancery of the State of Delaware in and for New Castle County. The parties to the derivative action have entered in a settlement pursuant to which the derivative action will be settled on the basis of total consideration to the Company of approximately $9.0 million of which approximately $6.0 million is in cash and the exchange of mutual releases by the parties. The Court approved the settlement at the confirmation hearing. Implementation of the settlement is subject to the approval by the Delaware Chancery Court and the closing of the Company’s Reorganization.

     On June 22, 2001, the stockholders of the Company identified in the preceding paragraph of this Item 1 commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. The Plaintiffs sought an order directing that the Company hold an annual meeting for the election of directors and setting the time and place for the meeting, and directing that the entire board of directors stand for election at that meeting. On August 12, 2002, pursuant to a court order, the Company’s annual meeting of stockholders is postponed until October 1, 2002. Pursuant to earlier court orders, the meeting had been scheduled to be held on April 19, 2002 and was postponed to August 15, 2002.

     In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other affiliates. The complaint alleges, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contract relationship between the bank and GGC. Discovery has not yet begun, and neither Anchor, nor any other defendant, has been required to respond to the allegations. Negotiations have been ongoing.

     In November 2001, the Company filed an action in the Federal District Court for the Indiana Fort Wayne Division, against certain principal owners of a European glass manufacturer, seeking the return of amounts advanced in an agreement to purchase a controlling interest in a European glass manufacturer. Pursuant to the settlement with Mr. J. Ghaznavi and G&G, all rights, title and interest to the claim have been assigned to a designate of Mr. J. Ghaznavi.

     On April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code for the purpose of confirming the Plan. The filing was entered at the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The filing consisted of a pre-negotiated plan of reorganization, prompted by liquidity issues raised by change in control provisions in Anchor’s debt instruments. Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company received authorization, pursuant to first day orders, to pay claims related to wages, salaries, vacation, sick pay and trade creditor claims. As a debtor-in-possession, the Company has the right, subject to Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings. On June 13, 2002, Anchor filed an Amended Reorganization Plan, dated June 13, 2002 and a Disclosure Statement. On June 14, 2002, the Court approved the Disclosure Statement as providing adequate information for holders of claims and interests against Anchor to make a decision as to whether to accept or reject the Plan. In addition, the Court entered an order establishing procedures for holders of claims and interests to vote upon the Plan and set August 1, 2002 as the deadline by which votes to accept or reject the Plan must be received by the balloting agent. Anchor received unanimous votes to accept the Plan for each of the four classes entitled to vote on the Plan. The Plan was confirmed by the Court at a hearing held on August 8, 2002. Anchor currently expects the Plan to become effective on or about August 30, 2002.

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

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

The filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code is a default under the Indentures and certain equipment related leases.

The nonpayment of interest on the Senior Notes and the First Mortgage Notes, due March 15, 2002 and April 1, 2002, respectively, is a default under the Indentures, and cross-defaults with certain equipment related leases.

Item 4. Submission of Matters to a Vote of Security Holders.

Ballots in respect of the Plan under Chapter 11 were circulated to the four classes (Class 2-Mortgage Note Claims; Class 5-PBGC Unsecured Claims; Class 6-Senior Note Claims; and Class 7-Series A Preferred Interests) entitled to vote on the Plan. The Company received unanimous votes to accept the Plan and the Plan was confirmed on August 8, 2002.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

None

b.	Reports on Form 8-K

	(i)	Current Report on Form 8-K dated April 15, 2002 and filed April 17, 2002 pursuant to Item 5, disclosing that on April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and filing as an exhibit a press release dated April 15, 2002; and also disclosing that on April 15, 2002, the Delaware Court of Chancery entered an order postponing Anchor’s annual meeting of stockholders until August 15, 2002. Pursuant to an earlier court order, the meeting had been scheduled to be held on April 19, 2002.

	(ii)	Current Report on Form 8-K dated April 15, 2002 and filed April 18, 2002 pursuant to Item 4, disclosing changes in Anchor’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: August 14, 2002	/s/ Dale A. Buckwalter

Dale A. Buckwalter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. Section 1350)

     The undersigned officers, of Anchor Glass Container Corporation (the “Company”), hereby certify that:

(1)	The Quarterly Report of the Company on Form 10-Q for the period ended June, 30 2002 (the “Report”) fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date:	August 14, 2002

/s/ Richard M. Deneau

Name: Richard M. Deneau Title: President and Chief Operating Officer

/s/ Dale A. Buckwalter

Name: Dale A. Buckwalter Title: Executive Vice President and Chief Financial Officer