Form 10-Q
period 2002-09-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2002-11-14
CIK 1052163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes [X] No [   ].

Number of shares outstanding of each class of common stock at November 14, 2002:
9,000,000 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF CASH FLOWS
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Amended/Restated Certificate of Incorporation
Amended Certificate of Incorporation Certificate
Amended By-laws
Series C Preferred Stock Designation Certificate
Amended Certificate of Incorporation Certificate
August 30, 2002 Stockholders Agreement
1st Supplemental Indenture
March 8, 2002 Limited License Agreement
August 30, 2002 Loan Agreement
August 30, 2002 Term Loan Agreement
August 30, 2002 Restated Intercreditor Agreement
August 30, 2002 Ableco Security Agreement
August 30, 2002 Ableco Pledge Agreement
August 30, 2002 Collateral Agency Agreement

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

INDEX

		Page No.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Statements of Operations and Comprehensive Income (Loss) - One Month Ended September 30, 2002 (Reorganized Company), Eight Months Ended August 31, 2002 and Nine Months Ended September 30, 2001 (Predecessor Company)	3

	Condensed Statements of Operations and Comprehensive Income (Loss) - One Month Ended September 30, 2002 (Reorganized Company), Two Months Ended August 31, 2002 and Three Months Ended September 30, 2001 (Predecessor Company)	4

	Condensed Balance Sheets - September 30, 2002 (Reorganized Company) and December 31, 2001 (Predecessor Company)	5

	Condensed Statements of Cash Flows - One Month Ended September 30, 2002 (Reorganized Company), Eight Months Ended August 31, 2002 and Nine Months Ended September 30, 2002 and 2001 (Predecessor Company)	6

	Condensed Statements of Stockholders’ Equity (Deficit)- Eight Months Ended August 31, 2002 (Predecessor Company) and One Month Ended September 30, 2002 (Reorganized Company)	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION		23

Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		26

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Reorganized
	Company	Predecessor Company

	One Month	Eight Months	Nine Months
	Ended	Ended	Ended
	September 30,	August 31,	September 30,
	2002	2002	2001

Net sales	$54,480	$504,195	$539,464
Costs and expenses:
Cost of products sold	50,447	451,619	503,512
Selling and administrative expenses	1,942	19,262	21,114
Restructuring and other nonrecurring items, net	—	(395)	—
Related party provision and charges	—	—	19,500
Income (loss) from operations	2,091	33,709	(4,662)
Reorganization items, net	—	47,389	—
Other income (expense), net	445	673	(2)
Interest expense	(2,571)	(17,948)	(21,932)

Net income (loss)	$(35)	$63,823	$(26,596)

Preferred stock dividends		$(4,100)	$(10,543)

Income (loss) applicable to common stock		$59,723	$(37,139)

Basic and diluted net income (loss) per share applicable to common stock		$11.37	$(7.07)

Basic weighted average number of common shares outstanding		5,251,356	5,251,356

Comprehensive income (loss):
Net income (loss)	$(35)	$63,823	$(26,596)
Other comprehensive income (loss):
Derivative income (loss)	341	531	(1,467)

Comprehensive income (loss)	$306	$64,354	$(28,063)

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Reorganized
	Company	Predecessor Company

	One Month	Two Months	Three Months
	Ended	Ended	Ended
	September 30,	August 31,	September 30,
	2002	2002	2001

Net sales	$54,480	$125,935	$190,124
Costs and expenses:
Cost of products sold	50,447	110,948	174,775
Selling and administrative expenses	1,942	4,038	7,020
Restructuring and other nonrecurring items, net	—	(1,824)	—
Income from operations	2,091	12,773	8,329
Reorganization items, net	—	50,089	—
Other income (expense), net	445	190	(355)
Interest expense	(2,571)	(3,974)	(7,006)

Net income (loss)	$(35)	$59,078	$968

Preferred stock dividends		$—	$(3,515)

Income (loss) applicable to common stock		$59,078	$(2,547)

Basic and diluted net income (loss) per share applicable to common stock		$11.25	$(0.49)

Basic weighted average number of common shares outstanding		5,251,356	5,251,356

Comprehensive income (loss):
Net income (loss)	$(35)	$59,078	$968
Other comprehensive income (loss):
Derivative income (loss)	341	—	(312)

Comprehensive income	$306	$59,078	$656

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED BALANCE SHEETS
(dollars in thousands)

	Reorganized	Predecessor
	Company	Company

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288	$416
Restricted cash	5,592	—
Accounts receivable	49,728	44,202
Inventories:
Raw materials and manufacturing supplies	23,814	22,171
Finished products	65,257	83,402
Other current assets	5,784	7,087

Total current assets	150,463	157,278
Property, plant and equipment, net	373,404	279,853
Other assets	12,438	26,042
Goodwill and intangible assets	7,900	67,411

	$544,205	$530,584

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under revolving credit facility	$45,155	$50,981
Current maturities of long-term debt	6,241	822
Long-term debt classified as current	—	206,091
Accounts payable	49,749	46,671
Accrued expenses	27,634	23,781
Accrued interest	8,899	5,686
Accrued compensation and employee benefits	24,033	24,581

Total current liabilities	161,711	358,613
Bonds and long-term capital leases	174,974	1,541
Long-term obligation to PBGC	62,264	—

Total long-term debt	237,238	1,541
Long-term pension liabilities	—	118,968
Long-term post-retirement liabilities	40,035	63,255
Other long-term liabilities	25,665	30,222

	302,938	213,986
Commitments and contingencies
Redeemable preferred stock	—	82,026

Stockholders’ equity (deficit):
Preferred stock	1	34
Issuable preferred stock	—	21,731
Common stock	900	336
Capital in excess of par value	79,099	104,520
Warrants	—	9,446
Accumulated deficit	(785)	(184,109)
Accumulated other comprehensive income (loss)	341	(75,999)

	79,556	(124,041)

	$544,205	$530,584

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized
	Company	Predecessor Company

	One Month	Eight Months	Nine Months
	Ended	Ended	Ended
	September 30,	August 31,	September 30,
	2002	2002	2001

Cash flows from operating activities:
Net income (loss)	$(35)	$63,823	$(26,596)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,806	37,330	42,281
Restructuring and other nonrecurring items, net	—	(395)	—
Reorganization items, net	—	(47,389)	—
Restructuring and reorganization payments	(1,455)	(4,835)	—
Related party provision and charges	—	—	19,500
Other	458	(239)	(780)
Increase (decrease) in cash resulting from changes in assets and liabilities	6,203	4,819	(14,732)

	9,977	53,114	19,673
Cash flows from investing activities:
Expenditures for property, plant and equipment	(5,448)	(42,654)	(26,160)
Proceeds from sale of property, plant and equipment	—	—	13,974
Change in restricted cash	343	(5,935)	—
Other	(119)	(954)	(2,713)

	(5,224)	(49,543)	(14,899)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	20,000	—
Principal payments of long-term debt	(157)	(51,416)	(1,377)
Proceeds from issuance of preferred stock	—	75,000	—
Proceeds from issuance of common stock	—	5,000	—
Payments on Series A preferred stock	(17,040)	—	—
Payments made under the PBGC Agreement	—	(20,750)	—
Restructuring and reorganization payments	(1,056)	(10,727)	—
Net draws on Revolving Credit Facility	13,559	31,596	—
Net repayments on prior revolving credit facilities	—	(50,981)	(6,383)
Other	(80)	(1,400)	(809)

	(4,774)	(3,678)	(8,569)
Cash and equivalents:
Decrease in cash and cash equivalents	(21)	(107)	(3,795)
Balance, beginning of period	309	416	4,532

Balance, end of period	$288	$309	$737

Supplemental disclosure of cash flow information:
Interest payments	$566	$11,591	$17,140

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

	Series	Series			Capital		Accumulated	Total
	B	C			In	Accumu-	Other	Stockholders'
	Preferred	Preferred	Common		Excess	lated	Comprehensive	Equity
	Stock	Stock	Stock	Warrants	of Par	Deficit	Income (Loss)	(Deficit)

Predecessor Company
Balance, January 1, 2002	$21,765	$—	$336	$9,446	$104,520	$(184,109)	$(75,999)	$(124,041)
Dividends accrued on Series A preferred stock	—	—	—	—	—	(1,633)	—	(1,633)
Net income	—	—	—	—	—	63,823	—	63,823
Derivative income	—	—	—	—	—	—	531	531
Reorganization adjustments, net	(21,765)	—	(336)	(9,446)	(104,520)	121,919	75,468	61,320
Issuance of 75,000 shares of Series C preferred stock	—	1	—	—	74,999	—	—	75,000
Issuance of 9,000,000 shares of common stock	—	—	900	—	4,100	—	—	5,000

Reorganized Company
Balance, August 31, 2002	—	1	900	—	79,099	—	—	80,000
Dividends accrued on Series C preferred stock	—	—	—	—	—	(750)	—	(750)
Net loss	—	—	—	—	—	(35)	—	(35)
Derivative income	—	—	—	—	—	—	341	341

Balance, September 30, 2002	$—	$1	$900	$—	$79,099	$(785)	$341	$79,556

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 — Basis of Presentation

Organization of the Company

     On August 30, 2002, Anchor Glass Container Corporation (the “Company” or “Anchor”), a Delaware corporation, completed a restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code. Certain investment funds and managed accounts affiliated with Cerberus Capital Management L.P. (“Cerberus”), acquired all of the outstanding capital stock of Anchor through their investment in Anchor Glass Container Holding L.L.C. (“AGC Holding”), a Delaware limited liability company formed in August 2002 and the parent company of Anchor. As of September 30, 2002, AGC Holding owns approximately 95% of the outstanding common stock and 100% of the outstanding Series C Participating Preferred Stock of Anchor. The remaining shares of common stock are held by certain officers of Anchor.

Condensed Financial Statements

     In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except those relating to reorganization and fresh start adjustments — see Notes 2 and 3) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for all interim periods presented.

     The financial statements of the Company for periods subsequent to August 30, 2002 are referred to as the “Reorganized Company”. All financial statements prior to that date are referred to as “Predecessor Company” and give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting. The Company’s financial results for the period ended September 30, 2002 include two different bases of accounting and, consequently, after giving effect to the reorganization and fresh start adjustments, the financial statements of the Reorganized Company are not comparable to those of the Predecessor Company. Accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company have been separately disclosed. The effective date of the Company’s Plan was August 30, 2002; however, for accounting purposes, the Company has accounted for the reorganization and fresh start adjustments on August 31, 2002, to coincide with the Company’s normal financial closing for the month of August.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Subject to the limitations on comparability indicated in the preceding paragraph, it is suggested that these condensed financial statements be read in conjunction with the financial statements of Anchor (Predecessor Company) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

     Certain amounts of prior periods in the accompanying condensed financial statements have been reclassified to conform to the current presentation.

NOTE 2 – Plan of Reorganization and Liquidity

     On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization (the “Reorganization”); a voluntary bankruptcy petition had been filed on April 15, 2002 (the “Petition Date”). As part of this restructuring, AGC Holding acquired 75,000 shares of newly authorized Series C Participating Preferred Stock for $75,000 and 9,000,000 shares of newly authorized common stock for $5,000 (see Note 7). Ableco Finance LLC provided Anchor with a new $20,000 term loan (see Note 5). In connection with the Reorganization, Anchor entered into a new $100,000 credit facility (the “Revolving Credit Facility”) (see Note 4).

     Under the terms of the Plan, the holders of Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the “First Mortgage Notes”), retained their outstanding $150,000 of First Mortgage Notes and received a consent fee of $5,625 for the waiver of the change-in-control provisions, the elimination of the pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S., Inc. (“Consumers U.S.”) as a guarantor). Consumers U.S. was the former parent company of Anchor. The holders of Anchor’s 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the “Senior Notes”), were repaid in cash at 100% of their principal amount. Holders of Anchor’s Series A Preferred Stock (having an accrued liquidation value of approximately $83,600) are entitled to receive a cash distribution of $22,500 in exchange for their shares (of which $17,040 was paid through September 30, 2002) and the Series A Preferred Stock was cancelled. Anchor’s Series B Preferred Stock (having an accrued liquidation value of approximately $105,700) and Common Stock and warrants were cancelled and the holders received no distribution under the Plan.

     In connection with the Reorganization, Anchor settled a shareholder derivative action that had been pending in Delaware Chancery Court. The litigation was settled for total consideration to the Company of approximately $9,000, of which approximately $6,300 is in cash, the exchange of mutual releases by the parties and payment by Anchor of certain legal fees. The settlement of the shareholder derivative action was approved by the Delaware Chancery Court and was recorded in the accompanying financial statements of Anchor in August 2002. Implementation of the settlement is expected in the fourth quarter of 2002.

     Anchor also entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”). At the Effective Date, Anchor paid $20,750 to the PBGC and entered into a ten-year payment obligation (see Note 6).

     All of Anchor’s other unaffiliated creditors, including trade creditors, were unimpaired and have been or will be paid in the ordinary course.

     In connection with the Reorganization, Anchor did not make the interest payment on its Senior Notes due March 15, 2002 or a timely interest payment on its First Mortgage Notes due April 1, 2002. In July 2002, Anchor paid the interest payment on its First Mortgage Notes that was due April 1, 2002 and has paid subsequent interest payments when due. Because of the Chapter 11 proceedings, there was no accrual of interest on the unsecured Senior Notes after the Petition Date. If accrued through the Effective Date, interest expense would have increased by $1,852 during the eight months ended August 31, 2002. In addition, effective as of the Petition Date, Anchor ceased accruing dividends on the Series A and Series B preferred stock. The filing of the voluntary petition and the nonpayment of interest was a default under the indentures governing the First Mortgage Notes and the Senior Notes (the “Indentures”) and certain equipment related leases, for which leases the Company received waivers.

     Reorganization costs for the eight months ended August 31, 2002 consist of a net gain for fresh start adjustments of $49,908 and expenses incurred in the Chapter 11 proceedings of $2,519, comprised of: $2,450 of DIP Facility fees, $1,687 of professional fees and a credit of $1,618 of financing costs.

     The Company recorded a net gain for restructuring and other nonrecurring items of $395 during the eight months ended August 31, 2002. The significant components of this net gain include: professional fees — $10,068, direct costs of the restructuring, net — $8,344; retiree benefit plan modification — ($24,432); and First Mortgage Note holder consent fee — $5,625.

     Although Anchor’s Plan became effective on August 30, 2002 (the “Effective Date”), for accounting purposes, Anchor has accounted for its reorganization as of August 31, 2002. Accordingly, Anchor’s historical financial information reflects the financial condition and results of operations of its predecessor company (prior to its reorganization) for all periods presented through August 31, 2002 and its reorganized company for the period September 1, 2002 through September 30, 2002.

NOTE 3 – Fresh Start Reporting

     Upon the Effective Date, Anchor adopted fresh start reporting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start reporting results in Anchor revaluing its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after restructuring. The reorganization value was determined by the negotiated total enterprise value for Anchor reflected in the Plan and the Reorganization, which was the product of a six month solicitation of proposals conducted by the prior Board of Directors and a nationally recognized investment banking firm. The reorganization value of the entity was allocated to assets in conformity with the procedures specified by Statement of Financial Accounting Standards No. 141 — Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 — Goodwill and Other Intangible Assets (“SFAS 142”). Liabilities at plan consummation date are stated at the present value of amounts to be paid. The fair values of substantially all of the property, plant and equipment, identifiable intangible assets and outstanding debt and equity securities of the Company were determined by independent appraisers.

     For tax reporting purposes, the consummation of the Company’s Plan did not create a new tax reporting entity. However, as a result of the consummation of the Plan, the Company has undergone a change in ownership. Due to this change in ownership, Section 382 of the Internal Revenue Code will significantly limit the Company’s net operating loss carryforwards. In accordance with SOP 90-7, these net operating loss carryforwards and related valuation allowances will be revalued. Any tax benefit derived from the release of the valuation allowances will be accounted for as a credit to goodwill, intangible assets, and then additional paid in capital.

     Intangible assets at August 30, 2002, have been valued at fair market value by independent appraisers. These assets are attributable to long-term customer relationships and are being amortized over a period of ten years.

     The Reorganization and adoption of fresh start reporting resulted in the following adjustments to the condensed balance sheet of Anchor as of August 31, 2002:

	Predecessor								Reorganized
	Company at	Reorganization				Fresh Start			Company at
	August 31, 2002	Adjustments				Adjustments			August 31, 2002

Current assets	$118,438	$34,810	(a),	(b),	(c)	$—			$153,248
Property, plant and equipment	285,630	—				86,860	(e	)	372,490
Other assets	11,189	1,408		(a),	(c)	—			12,597
Goodwill and intangible assets	44,852	—				(36,952)	(d),	(e)	7,900

	$460,109	$36,218				$49,908			$546,235

Current liabilities	$155,656	$8,718		(b),	(c)	$93			$164,467
Long-term debt	266,886	(30,000)		(a),	(b)	—			236,886
Long-term post-retirement liabilities	39,910	—				—			39,910
Other long-term liabilities	24,972	—				—			24,972

	487,424	(21,282)				93	(d	)	466,235
Redeemable preferred stock	83,659	(22,500)		(b	)	(61,159)	(d	)	—
Stockholders’ equity (deficit)	(110,974)	80,000		(a),	(b)	110,974	(d	)	80,000

	$460,109	$36,218				$49,908			$546,235

(a)	Reflects the proceeds from the issuance of 75,000 shares of Series C Preferred Stock ($75,000), 9,000,000 shares of Common Stock ($5,000), proceeds from the issuance of the Term Loan ($20,000) and payment of financing fees.

(b)	Reflects the distributions under the Plan to repay the Senior Notes ($50,000) and the accrual of the distribution to the holders of the Series A preferred stock ($22,500).

(c)	Reflects the payoff of the DIP Facility, the proceeds under the Revolving Credit Facility and the payment of financing fees. (See Note 4.)

(d)	Reflects the cancellation of the remaining value of the Series A preferred stock ($61,159), the cancellation of the Series B preferred stock ($105,731), the cancellation of the common stock ($20,890) and warrants ($9,446) and other accumulated deficit items ($247,041) of the Predecessor Company.

(e)	Reflects the write off of goodwill ($44,852) and the revaluation of Company’s property, plant and equipment ($86,860) and identifiable intangible assets ($7,900) based upon an independent appraisal.

NOTE 4 – Credit Facility

     On August 30, 2002, Anchor entered into a loan and security agreement with various financial institutions as lenders, Congress Financial Corporation (Central), as administrative agent and collateral agent for the lenders, and Bank of America, N.A., as documentation agent, to provide the Revolving Credit Facility. The Revolving Credit Facility permits drawings of up to $100,000 in the aggregate and includes a $15,000 subfacility for letters of credit. The Revolving Credit Facility matures on August 30, 2006.

     Availability under the Revolving Credit Facility is restricted to the lesser of (i) $100,000 and (ii) the borrowing base amount. The borrowing base amount is defined as the amount equal to (A) the lesser of (i) the amount equal to (a) eighty-five (85%) percent of the net amount of eligible accounts plus (b) the lesser of (1) $60,000 or (2) sixty (60%) percent multiplied by the value of the eligible inventory or (ii)

$100,000; minus (B) reserves in such amounts as the agent may from time to time establish. Advances under the Revolving Credit Facility may be made as prime rate loans or eurodollar rate loans at the Company’s election. Interest rates payable upon such advances are based upon the prime rate or eurodollar rate depending on the type of loan, plus an applicable margin. The applicable margin for all loans for the first six months following August 30, 2002 is 0.50% for prime rate loans, 2.25% for eurodollar rate loans and 2.00% for letters of credit. Thereafter, these rates can increase to 1.00% for prime rate loans, 2.75% for eurodollar rate loans and 2.50% for letters of credit depending on availability levels. The loan and security agreement contains certain fees, including closing fees, servicing fees, unused line fees and early termination fees.

     Loans made pursuant to the Revolving Credit Facility are secured by a first priority security interest in, a lien upon, and a right of set off against all our present and future personal property, except for (i) assets securing the First Mortgage Notes and certain shared collateral, (ii) liens on certain equipment purchased with funds provided pursuant to certain equipment financing facilities and (iii) liens on other assets specifically permitted by the Revolving Credit Facility. All cash collections are accounted for as reductions of advances outstanding under the Revolving Credit Facility.

     The Revolving Credit Facility contains customary negative covenants and restrictions for transactions, including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, subsidiary stock dispositions, restricted junior payments, transactions with affiliates and changes relating to indebtedness. In addition, the Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test (calculated on a trailing four quarter basis) unless minimum availability declines below $10,000 (in which case the Company must meet a monthly fixed charge coverage test, calculated on a trailing twelve month basis.) The Revolving Credit Facility contains customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, and cross defaults with certain other indebtedness and agreements, including, without limitation, the First Mortgage Note indenture and the PBGC settlement agreement.

     At September 30, 2002, advances outstanding under the Revolving Credit Facility were $45,155 and borrowing availability was $24,584.

     In connection with the Plan, Anchor entered into an agreement with Bank of America, N.A., Congress Financial Corporation and Ableco Finance LLC, who together provided a $100,000 debtor-in-possession secured financing facility under a new loan agreement (the “DIP Facility”), with Bank of America, N.A., as agent. The DIP Facility was repaid with proceeds of the Revolving Credit Facility. The DIP Facility consisted of an $80,000 revolving credit facility, including a letter of credit sub-facility, and a $20,000 term loan facility. Advances under the DIP facility bore interest at and average rate of 7.0%.

     The letters of credit outstanding under the DIP Facility are currently in the process of being transitioned to the Revolving Credit Facility. As a result, outstanding letters of credit under the DIP Facility, which were approximately $5,600 at September 30, 2002, are collateralized by a cash deposit, recorded as restricted cash on the condensed balance sheet. The transition of the letters of credit to the Revolving Credit Facility and the return of the cash deposit are expected to occur in November 2002.

NOTE 5 – Long-term Debt

     On August 30, 2002, Anchor entered into a term loan agreement with Ableco Finance LLC, as agent for the lenders, to provide for a senior secured term loan in the amount of $20,000 (the “Term Loan”). The full amount of the loan was drawn down on August 30, 2002, and bears interest at 14% per annum, payable monthly in arrears. The Term Loan matures on March 31, 2005. An anniversary fee equal to $200 will be payable on each anniversary date until maturity, beginning on August 30, 2003.

     The Term Loan is secured by a second priority security interest in, a lien upon, and a right of set off against all our present and future personal property, except for (i) assets securing the First Mortgage Notes and certain shared collateral, (ii) liens on certain equipment purchased with funds provided pursuant to certain equipment financing facilities and (iii) liens on other assets specifically permitted by the Term Loan. In addition, AGC Holding has pledged its ownership interests in Anchor to Ableco Finance LLC as additional security for the obligations created under the agreement.

     Anchor may prepay the Term Loan, in full or in part, on the following terms: (i) if paid within the first 18 months, upon payment of a fee equal to 1.5% of the amount of principal so prepaid and (ii) thereafter, without premium or penalty. In addition, Anchor must prepay all or a portion of the outstanding principal amount of the Term Loan, with the proceeds received, in the event that (i) the Revolving Credit Facility obligations becoming due and payable or the revolving commitments are terminated or the loan and security agreement is terminated, (ii) the receipt of cash outside of the ordinary course of business if more than $100, (iii) any disposition by Anchor not used to repay or redeem the First Mortgage Notes, or (iv) any indebtedness or sale or issuance of capital stock by Anchor.

     The Term Loan contains customary negative covenants and restrictions on transactions, including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, subsidiary stock dispositions, restricted junior payments, transactions with affiliates and changes relating to indebtedness. In addition, the Term Loan requires that Anchor meet a fixed charge coverage test and maintain minimum EBITDA, for any period of four consecutive quarters, of $70,000. The Term Loan contains customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, cross defaults under certain other indebtedness and agreements.

     Effective August 30, 2002, Anchor entered into a supplemental indenture with the holders of the First Mortgage Notes to provide for the waiver of the change-in-control provisions, the elimination of pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes. Additionally, Consumers U.S. was released as a guarantor of the First Mortgage Notes.

NOTE 6 – Pension Liabilities and Other Post-retirement Benefits

     Effective December 31, 2001, Anchor entered the Glass Companies Multiemployer Pension Plan (the “MEPP”), created from the merger of the Anchor defined benefit pension plan and the GGC, L.L.C. (“GGC”) (a former affiliate) defined benefit plan for hourly employees. Anchor, GGC, the Board of Trustees of the MEPP and the unions representing certain employees at Anchor and GGC considered the MEPP to be a multiemployer pension plan.

     On April 30, 2002, the PBGC advised the Company that it was unable to determine whether the MEPP met the definition of a multiemployer plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In July 2002, the United States Department of Labor notified Anchor that it determined that the MEPP did not meet the definition of a multiemployer plan under ERISA.

     Effective July 31, 2002, Anchor and the PBGC entered into an agreement to govern the dissolution of the Anchor portion of the MEPP (the “PBGC Agreement”). Pursuant to the PBGC Agreement and collective bargaining agreements with the unions representing participants under the MEPP, Anchor withdrew from the MEPP on July 31, 2002. The PBGC has proceeded in accordance with procedures under ERISA to partition the assets and liabilities of the MEPP into two parts, one part attributable to Anchor employees and former employees and one part attributable to GGC employees and former employees and terminate the Anchor portion. The termination was effective as of July 31, 2002.

     In accordance with the PBGC Agreement, on the Effective Date, Anchor paid $20,750 to the PBGC (with proceeds from the Reorganization). Additionally, Anchor granted the PBGC a warrant for the purchase of 5% of the common stock of Anchor, with an exercise price of $5.27 and term of ten years. No value has been attributed to this warrant as of September 30, 2002. Anchor renegotiated its labor union contracts and, effective August 1, 2002, began contributing to other multiemployer plans for the future service benefits of its hourly employees. These contributions are expensed monthly.

     In accordance with the PBGC Agreement, Anchor has begun making monthly payments to the PBGC of $833 for a period of one hundred twenty (120) months. The present value of this obligation, $66,067 recorded as long-term debt (less current maturities), was determined by applying a discount rate of 8.9%. As a result of the transactions under the PBGC Agreement, the Company recorded a gain of $8,233, recorded as a direct cost of restructuring.

     As a result of the Reorganization, the Company implemented modifications to its current post-retirement benefits program, resulting in a reduction of long-term post-retirement liabilities of $24,432.

NOTE 7 – Capital Stock

     The authorized capital stock of Anchor consists of 21,000,000 shares of common stock, par value $0.10 per share, of which 9,000,000 shares are issued and outstanding, and 100,000 shares of preferred stock, par value $0.01 per share. Of the amount of authorized preferred stock, 75,000 shares of preferred stock are designated Series C Participating Preferred Stock, of which 75,000 shares are issued and outstanding.

Preferred Stock

     The Anchor Board of Directors has the authority, by adopting resolutions, to issue shares of preferred stock in one or more series, with the designations and preferences for each series set forth in the adopting resolutions. The certificate of incorporation authorizes the board of directors to determine, among other things, the rights, preferences and limitations pertaining to each series of preferred stock.

     The holders of the Series C Participating Preferred Stock are entitled to vote as a single class on all actions to be taken by Anchor stockholders, together with all other classes and series of Anchor’s stock. The holders of the Series C Participating Preferred Stock will have full voting rights and powers equal to the voting rights and powers of the holders of Anchor’s common stock. The votes of the holders of Series C Participating Preferred Stock, in the aggregate, will constitute 15% of the total aggregate votes entitled to vote on any such action.

     The Series C Participating Preferred Stock is entitled to receive dividends prior to and in preference to any declaration or payment of any dividend on any junior securities at a rate per annum equal to 12%. Dividends are payable quarterly in cash, if and when declared by the board of directors and, to the extent not paid currently with respect to any quarterly period, will accrue and compound quarterly. In addition, the Series C Participating Preferred Stock is entitled to receive dividends and distributions equal to 15% of the amount of dividends paid on the outstanding shares of common stock.

     The Series C Participating Preferred Stock is subject to redemption at the Company’s option at any time in whole but not in part at a redemption price equal to the sum of (i) $1,000 per share plus all accrued and unpaid dividends on such share computed to the date of redemption and (ii) 15% of the fair market value of all of the outstanding shares of common stock divided by the number of outstanding shares of Series C Participating Preferred Stock. The portion of the redemption price specified in clause (ii) of the preceding sentence will, at the option of the Company, be payable either in cash or in shares of common stock.

     In the event of Anchor’s liquidation, dissolution or winding up (or certain other circumstances which shall be deemed a liquidation), the holders of the Series C Participating Preferred Stock will be entitled to receive, prior and in preference to the holders of the common stock, an amount equal to $1,000 per share plus all accrued and unpaid dividends on such share computed to the date of redemption. If upon the liquidation event the available assets are insufficient to permit the payment of those amounts, then the entire assets and funds will be distributed to the holders of the Series C Participating Preferred Stock. After the liquidation preference has been paid to the holders of the Series C Participating Preferred Stock, remaining assets will be distributed 85% to holders of the common stock and 15% to the holders of the Series C Participating Preferred Stock.

     At September 30, 2002, accrued dividends on the Series C Participating Preferred Stock are $750 and are recorded in other long-term liabilities on the condensed balance sheet.

NOTE 8 – Commitments and Contingencies

     On October 13, 2000, certain former stockholders of the Company, consisting of CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partners L.P. and Cerberus International Ltd. (collectively, the “Plaintiffs”), commenced a shareholder derivative action against certain of the Company’s directors and officers and related entities in The Court of Chancery of the State of Delaware. The litigation was settled for total consideration to the Company of approximately $9,000, of which approximately $6,300 was in cash, the exchange of mutual releases by the parties and payment by Anchor of certain legal fees. The settlement of the shareholder derivative action was approved by the Bankruptcy Court and the Delaware Chancery Court. Implementation of the settlement is expected in the fourth quarter of 2002.

     In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC. As a result of the claims filed by the plaintiffs in the Chapter 11 proceedings, the action will now be heard in the United States Bankruptcy Court for the Middle District of Florida. Discovery has begun. No hearing date has been set.

     On April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in connection with the Reorganization. The Plan was confirmed by the Court at a hearing held on August 8, 2002 and became effective on August 30, 2002.

     The Company’s operations are subject to federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company's current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on the condensed balance sheet, although there can be no assurance that this will be the case. In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company’s current understanding of the relevant facts.

NOTE 9 – Summary of Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted SFAS 142, that addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. For the financial statements of the Predecessor Company, it was determined that the fair value of the Company was greater than the carrying amount of the net assets and no goodwill impairment resulted from the adoption SFAS 142. If SFAS 142 had been applied as of the beginning of 2001, the net income (loss) and basic and diluted net income (loss) per share applicable to common stock would have been $(24,364) and $(6.65), respectively, for the nine months ended September 30, 2001 and $224 and $(0.34), respectively, for the three months ended September 30, 2001.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. The Company has determined that the impact of adopting SFAS 144 will not be material. Assets previously held for sale have been reclassified as operating property, plant and equipment.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 – Accounting for Asset Retirement Obligation (“SFAS 143”), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. The Company has adopted the requirements of SFAS 143 concurrent with fresh start reporting and has determined that the impact of adopting SFAS 143 is not material.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 – Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”) regarding the accounting of gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002. The impact of adopting SFAS 145 is not material.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 — Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The Company has adopted the requirements of SFAS 146 concurrent with fresh start reporting and has determined that the impact of adopting SFAS 146 is not material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization; a voluntary bankruptcy petition had been filed on April 15, 2002. As part of this restructuring, AGC Holding acquired 75,000 shares of newly authorized Series C Participating Preferred Stock for $75.0 million and 9,000,000 shares of newly authorized common stock for $5.0 million. Ableco Finance LLC provided Anchor with a new $20.0 million Term Loan. In connection with the Reorganization, Anchor entered into a new $100.0 million Revolving Credit Facility.

     Upon the Effective Date, Anchor adopted fresh-start reporting pursuant to SOP 90-7. The adoption of fresh start reporting resulted in Anchor revaluing its balance sheet in accordance with the requirements of SFAS 141. Reorganization items in the eight months ended August 30, 2002 primarily result from the write off of goodwill, the revaluation of the Company’s, property, plant and equipment and the valuation of certain identifiable intangible assets. There were no comparable items recorded in the nine months ended September 30, 2001. A net gain of $47.4 million was recorded in the eight months ended August 31, 2002, for the effect of the reorganization transactions and application of fresh start reporting.

     The Company recorded a net gain for restructuring and other nonrecurring items of $0.4 million during the eight months ended August 31, 2002. The significant components of this net gain include: professional fees — $10.1 million; direct costs of the restructuring, net — $8.3 million; retiree benefit plan modification – ($24.4 million) and First Mortgage Note holder consent fees - $5.6 million.

Results of Operations

     The following discusses the results of operations of Anchor’s Reorganized Company for the one month ended September 30, 2002 and for its Predecessor Company for the eight months ended August 31, 2002 and the periods prior thereto.

     One Month Ended September 30, 2002

     The results of operations for the one-month period ended September 30, 2002 were negatively impacted by unplanned downtime due to the need to perform emergency furnace repairs at two of the Company’s operating facilities. These repairs were completed in September 2002 and the furnaces are currently operating. Cost of products sold as a percentage of net sales increased to 92.6% as a result of this disruption in operations, with excess costs incurred of approximately $1.8 million. The disruption also affected sales volume and net sales dollars as the reduced production capacity resulted in lower shipments for the month.

     Interest expense is higher, beginning in September 30, 2002, as a result of the accretion of interest on the payment obligation under the PBGC Agreement, and is partially offset due to the lower level of outstanding long-term debt following the Reorganization.

     Eight Months Ended August 31, 2002

     Net sales. Net sales for the eight months ended August 31, 2002 were $504.2 million. The improvement in the margin on net sales (approximately $14.4 million) was principally a result of general price increases, a shift in product mix and an increase in shipment volume (2.1%). The increased demand for glass containers, especially in the beer category, has strengthened the fundamentals of the Company and the industry. Industry and Company shipments are exceeding production, resulting in inventory levels that are at fifteen-year lows. This market dynamic has resulted in the Company realizing price increases in recent months and improving margins through upgrading a selective mix of business opportunities.

     Cost of products sold. The Company’s cost of products sold in the eight months ended August 31, 2002 was 89.6% of net sales, while the cost of products sold for the nine months ended September 30, 2001 was 93.3% of net sales. This improvement in margin in the first eight months of 2002, principally reflects the decline in the cost of natural gas (the principal fuel for manufacturing glass) of approximately $16.1 million, manufacturing efficiencies due to the Company’s cost reduction efforts and lower inventory storage costs resulting from the lower levels of inventory. These improvements were partially offset by increases in other costs, such as, insurance, fringe benefit costs and costs associated with downtime during the modernization project at the Company’s Elmira, New York facility. With the implementation of SFAS 142, effective as of January 1, 2002, goodwill is no longer amortized. Goodwill amortization expense was $2.2 million in the nine months ended September 30, 2001.

     Selling and administrative expenses. Selling and administrative expenses for the eight months ended August 31, 2002 were approximately $19.2 million (or 3.8% of net sales), while selling and administrative expenses for the nine months ended September 30, 2001 were $21.1 million (or 3.9% of net sales). Prior to October 1, 2001, the Company was part of a group of glass manufacturing companies with Consumers Packaging Inc. (“Consumers”) and GGC, each of which was controlled through G&G Investments, Inc. (“G&G”). During that time, Anchor allocated certain overhead costs to these former affiliates. This elimination of overhead cost allocation in 2002 was offset by the discontinuance of the management agreement with G&G and the fees previously paid to G&G under the agreement and other lower professional fees, including legal costs, classified as selling and administrative expenses. The Company incurred increased professional fees in 2001 as it began its reorganization process. Reorganization and restructuring professional fees incurred in 2002 are recorded in the other captions on the condensed statements of operations.

     Interest expense. Interest expense for the eight months ended August 31, 2002 was $17.9 million. Interest expense in the nine months ended September 30, 2001 was $21.9 million. There was no accrual of interest on the Senior Notes from the Petition Date through August 30, 2002, the date of the repayment of the principal amount of the Senior Notes. If accrued, interest expense would have increased by $1.8 million during the eight months ended August 30, 2002. Interest expense was also reduced due to lower interest rates and lower average outstanding borrowings under the credit facilities in place during the period.

     Net income (loss). The Company recorded net income in the eight months ended August 31, 2002 of approximately $63.8 million, of which $47.8 million represents the effect of the Reorganization and fresh start adjustments. The Company recorded a net loss of $26.6 million for the first nine months of 2001, which included a $19.5 million of related party provisions and charges as a result of Consumers’ filing under the Canadian Companies’ Creditors Arrangement Act in May 2001.

     Income from operations improved significantly in 2002 as compared to 2001. The decline in the price of natural gas in 2002, as compared with 2001, resulted in margin improvement of approximately $7.3 million, net of the energy price recovery program, initiated in the second half of 2000, due to the then escalating natural gas costs. This improvement in earnings also results from general price increases, increased sales volume and a favorable mix of business opportunities. The Company’s plans to improve operations include continuation of its cost reduction efforts, continued focus on manufacturing efficiencies, product mix management, as well as increased sales from its supply agreements with major customers and possible price increases if market conditions persist. See – Information Concerning Forward-Looking Statements.

Liquidity and Capital Resources

Anchor Reorganization

     Under the terms of the Plan, the holders of Anchor’s First Mortgage Notes retained their outstanding $150.0 million of First Mortgage Notes and received a consent fee of $5.6 million for the waiver of the change-in-control provisions, the elimination of the pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S. as a guarantor). The holders of Anchor’s Senior Notes were repaid in cash at 100% of their principal amount. Holders of Anchor’s Series A Preferred Stock (having an accrued liquidation value of approximately $83.6 million) are entitled to receive a cash distribution of $22.5 million in exchange for their shares (of which $17.0 million was paid through September 30, 2002) and the Series A Preferred Stock was cancelled. Anchor’s Series B Preferred Stock (having an accrued liquidation value of approximately $105.7 million) and common stock and warrants were cancelled and the holders received no distribution under the Plan.

     Anchor also entered into the PBGC Agreement, whereby the PBGC has proceeded in accordance with procedures under ERISA to partition the assets and liabilities of the MEPP and terminate the Anchor portion. At the Effective Date, Anchor paid $20.75 million to the PBGC and entered into a ten-year payment obligation.

     All of Anchor’s other unaffiliated creditors, including trade creditors, were unimpaired and have been or will be paid in the ordinary course.

     Operating activities provided $10.0 million in cash in the one month ended September 30, 2002 (Reorganized Company) and $53.1 million in the eight months ended August 31, 2002 (Predecessor Company) as compared to cash provided of $19.7 million in the nine months ended September 30, 2001 (Predecessor Company). This increase in cash provided reflects an improvement in earnings before restructuring and reorganization items of approximately $20.9 million and changes in working capital items. Inventory levels decreased approximately $16.5 million in 2002. As a result of lower natural gas prices, cash outlays for natural gas purchases in the period ended September 30, 2002 decreased approximately $7.3 million as compared to the nine months ended September 30, 2001.

     Cash consumed in investing activities was $5.2 million in the one month ended September 30, 2002 (Reorganized Company) and $49.5 million in the eight months ended August 31, 2002 (Predecessor Company) as compared to $14.9 million in the nine months ended September 30, 2001 (Predecessor Company). Capital expenditures were $5.5 million in the one month ended September 30, 2002 and $42.7 million in the eight months ended August 31, 2002 (of which $18.6 million related to the modernization project at the Elmira, New York facility) as compared to $26.2 million in the nine months ended September 30, 2001. To fund capital expenditures as provided for under the terms of the Indentures, the Company applied, in the first nine months of 2001, cash deposited into escrow of $13.3 million which were the proceeds of sale and sale-leaseback transactions. The Company invested in total, approximately $33.0 million in 2002 and 2001 in the now completed Elmira modernization project.

     Net cash consumed in financing activities was $4.8 million in the one month ended September 30, 2002 and $3.7 million in the eight months ended August 31, 2002 as compared to $8.6 million in the nine months ended September 30, 2001. The net financing activities in 2002 principally reflect the Reorganization transactions, consisting of $80.0 million of proceeds from the issuance of capital stock of the Company, $20.0 million of proceeds from the issuance of the Term Loan, repayment of the principal balance of $50.0 million on the Senior Notes, payment of $20.75 million under the PBGC Agreement and payoff of the advances outstanding under the DIP Facility of approximately $47.9 million. Excess proceeds of the Reorganization as of August 30, 2002 were applied to advances outstanding under the Revolving Credit Facility and redrawn in early September to fund the Plan distribution to the holders of the Series A preferred stock.

Revolving Credit Facility

     On August 30, 2002, Anchor entered into a $100.0 million Revolving Credit Facility which includes a $15.0 million subfacility for letters of credit. The Revolving Credit Facility matures on August 30, 2006.

     Loans made pursuant to the revolving credit facility are secured by a first priority security interest in, a lien upon, and a right of set off against all our present and future personal property, except for (i) assets securing the First Mortgage Notes and certain shared collateral, (ii) liens on certain equipment purchased with funds provided pursuant to certain equipment financing facilities and (iii) liens on other assets specifically permitted by the Revolving Credit Facility.

     The Revolving Credit Facility contains customary negative covenants and restrictions for transactions including, without limitation, restrictions on indebtedness, liens, investments, fundamental changes, asset dispositions outside of the ordinary course of business, subsidiary stock dispositions, restricted junior payments, transactions with affiliates and changes relating to indebtedness. In addition, the Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test (calculated on a trailing four quarter basis) unless minimum availability declines below $10.0 million (in which case the Company must meet a monthly fixed charge coverage test, calculated on a trailing twelve month basis.) The Revolving Credit Facility contains customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, and cross defaults with certain other indebtedness and agreements, including, without limitation, the First Mortgage Note indenture and the PBGC Agreement.

     The letters of credit outstanding under the DIP Facility are currently in the process of being transitioned to the Revolving Credit Facility. As a result, outstanding letters of credit under the DIP Facility, which were approximately $5.6 million at September 30, 2002, are collateralized by a cash deposit, recorded as restricted cash on the condensed balance sheet. The transition of the letters of credit to the Revolving Credit Facility and the return of the cash deposit are expected to be completed in November 2002.

     At November 5, 2002, advances outstanding under the Revolving Credit Facility were $47.6 million, borrowing availability was $22.5 million and the outstanding letters of credit under the Revolving Credit Facility were $1.0 million. In addition, letters of credit outstanding under the DIP Facility were $4.1 million.

Long-term debt

     On August 30, 2002, Anchor entered into a term loan agreement with Ableco Finance LLC, as agent for the lenders, to provide for a senior secured Term Loan in the amount of $20.0 million. The full amount of the loan was drawn down on August 30, 2002, and bears interest at 14% per annum, payable monthly in arrears. The Term Loan matures on March 31, 2005. An annual fee equal to $0.2 million will be payable on each anniversary date until maturity, beginning on August 30, 2003.

     Anchor’s $150.0 million First Mortgage Notes bear interest at 11.25%, payable semi-annually. Imputed interest rates on the Company’s capital leases range from 6.0% to 9.0%. In August 2002, Anchor entered into a ten-year payment obligation under the PBGC Agreement. The present value of this obligation of approximately $66.1 million was determined by applying a discount rate of 8.9%.

     Commitments for the principal payments required on long-term debt, including capital leases and under operating leases are as follows:

	Remainder				2006 and
	of 2002	2003	2004	2005	thereafter

	(dollars in thousands)
Long-term debt (1)	$—	$—	$—	$170,000	$—
Capital leases (1)	1,645	2,118	1,998	1,887	353
Operating leases	4,150	16,240	11,180	6,110	13,420
Payments under PBGC Agreement	2,500	10,000	10,000	10,000	67,500
Series A Preferred Stock (2)	5,460	—	—	—	—

	$13,755	$28,358	$23,178	$187,997	$81,273

(1)	Long-term is classified as current at December 31, 2001 on the condensed balance sheet.

(2)	Includes the remaining balance of the settlement of the Series A Preferred Stock ($22.5 million) under the Plan.

     The Company expects significant expenditures for the remainder of 2002 and in 2003. Required payments under the PBGC Agreement are $2.5 million for the remainder of 2002 and $10.0 million in 2003, payable in equal monthly installments of $0.8 million. Capital expenditures are expected to approximate $17.0 million in the remainder of 2002 and $57.0 million in 2003. The semi-annual interest of $8.4 million on the First Mortgage Notes was paid October 1, 2002. Peak operating needs are in spring at which time working capital borrowings are significantly higher than at other times of the year.

     The Company’s principal sources of liquidity through 2002 are expected to be funds derived from operations and borrowings under the Revolving Credit Facility. Anchor believes that the cash flow from its operating activities combined with the availability of funds under its Revolving Credit Facility and Term Loan will be sufficient to support operations and liquidity requirements for the foreseeable future.

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

Seasonality

     Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, the Company’s shipment volume has historically been higher in the second and third quarters. Consequently, the Company historically has built inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. Due to increased demand at the end of 2001 and beginning of 2002, the Company is shipping more than usual and building less inventory. In addition, the Company has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the first and fourth quarters; however, the Company has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

New Accounting Standards

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 — Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. For the financial statements of the Predecessor Company, it was determined that the fair value of the Company was greater than the carrying amount of the net assets and no goodwill impairment resulted from the adoption SFAS 142.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. The Company has determined that the impact of adopting SFAS 144 is not material. Assets previously held for sale have been reclassified as operating property, plant and equipment.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 – Accounting for Asset Retirement Obligations, that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. The Company has adopted the requirements of SFAS 143 concurrent with fresh start reporting and has determined that the impact of adopting SFAS 143 is not material.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 – Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections regarding the accounting of gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002. The impact of adopting SFAS 145 is not material.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 — Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The Company has adopted the requirements of SFAS 146 concurrent with fresh start reporting and has determined that the impact of adopting SFAS 146 is not material.

Significant Accounting Policies

     The significant accounting policies of the Company are disclosed in Note 1 and other notes to the annual financial statements in our Form 10-K for the fiscal year ended December 31, 2001. The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The most significant accounting estimates inherent in the preparation of the Anchor financial statements form the bases for reserves with respect to areas such as, post-retirement benefits and other employee benefit programs, inventories and valuation allowances to reduce deferred tax assets. Estimates and judgments are based on historical experience and other factors believed to be reasonable in the circumstances. Management continually reviews its accounting policies for application and disclosure in the financial statements.

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

     Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company) that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; volatility in the demand of emerging new beverage container markets (e.g. the “ready-to-drink” market); the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin. The applicable margin is fixed through February 2003, and thereafter becomes a fixed spread based on the Company’s level of excess availability. A change in interest rates under the Revolving Credit Facility could have an impact on results of operations. A change of 10% in the market rate of interest would impact interest expense by approximately $0.2 million. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Less than 1% of the Company’s sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant. The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. Anchor does not enter into such hedging transactions for speculative trading purposes but rather to lock in energy prices. Also, the Company enters into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

Item 4.  Controls and Procedures.

     An evaluation was carried out, within the 90 days prior to the filing of this report, under the supervision of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, Anchor’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

     On October 13, 2000, certain former stockholders of the Company, consisting of CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partners L.P. and Cerberus International Ltd. (collectively, the “Plaintiffs”), commenced a shareholder derivative action against certain of the Company’s directors and officers and related entities in The Court of Chancery of the State of Delaware. The litigation was settled for total consideration to the Company of approximately $9.0 million, of which approximately $6.3 million was in cash, the exchange of mutual releases by the parties and payment by Anchor of certain legal fees. The settlement of the shareholder derivative action was approved by the Bankruptcy Court and the Delaware Chancery Court. Implementation of the settlement is expected in the fourth quarter of 2002.

     In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC. As a result of the claims filed by the plaintiffs in the Chapter 11 proceedings, the action will now be heard in the United States Bankruptcy Court for the Middle District of Florida. Discovery has begun. No hearing date has been set.

     On April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in connection with the Reorganization. The Plan was confirmed by the Court at a hearing held on August 8, 2002 and became effective on August 30, 2002.

     The Company’s operations are subject to federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company’s current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on the condensed balance sheet, although there can be no assurance that this will be the case. In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition or operating results of the Company, based on the Company’s current understanding of the relevant facts.

Item 2.  Changes in Securities and Use of Proceeds.

     Under the terms of the Plan, the holders of Anchor’s First Mortgage Notes retained their outstanding $150.0 million of First Mortgage Notes and received a consent fee for the waiver of the change-in-control provisions, the elimination of pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S. as a guarantor). The holders of Anchor’s Senior Notes were repaid in cash at 100% of their principal amount. The holders of Anchor’s Series A Preferred Stock are entitled to receive a cash distribution of $22.5 million and the Series A Preferred Stock was cancelled. Anchor’s Series B Preferred Stock and Common Stock and warrants were cancelled and the holders received no distribution under the Plan.

     On August 30, 2002, the Company sold and issued to AGC Holding 75,000 shares of Series C Preferred Stock for $75.0 million and 9,000,000 shares of Common Stock for $5.0 million. These shares were issued in an offering not involving a public offering pursuant to Section 4(2) of the Securities Act. As a condition to the issuance, the purchasers consented to placement of a restrictive legend on the certificates representing the securities.

     On August 30, 2002, in connection with the PBGC Agreement, the Company granted the PBGC a warrant for the purchase of 5% of the common stock of Anchor, with an exercise price of $5.27 and term of ten years.

Item 3.  Defaults Upon Senior Securities.

     The filing by Anchor of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code was a default under the indenture governing the First Mortgage Notes and the Senior Notes and certain equipment related leases, for which leases Anchor received waivers.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Ballots in respect of the Plan under Chapter 11 were circulated to the four classes (Class 2-Mortgage Note Claims; Class 5-PBGC Unsecured Claims; Class 6-Senior Note Claims; and Class 7-Series A Preferred Interests) entitled to vote on the Plan. Anchor received unanimous votes to accept the Plan and the Plan was confirmed on August 8, 2002.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     a.     Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of Anchor

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor

3.3	Amended and Restated By-Laws of Anchor

3.4	Certificate of Designation of Series C Participating Preferred Stock

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor

4.3	Stockholders’ Agreement, dated August 30, 2002, by and among Anchor, the Investors and the Other Stockholders

Exhibit
No.	Description

4.4	First Supplemental Indenture, dated August 30, 2002, to the Indenture, dated April 17, 1997, between Anchor, as Issuer, and The Bank of New York, as Trustee

10.2	Limited License Agreement, dated March 8, 2002 between Owens Brockway Glass Container Inc. and Anchor

10.4	Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Administrative and Collateral Agent, Bank of America, N.A., as Documentation Agent, and the Financial Institutions Named Therein, as Lenders, dated August 30, 2002

10.5	Term Loan Agreement by and among Anchor, as Borrower, the financial institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent, dated August 30, 2002

10.6	Amended and Restated Intercreditor Agreement, dated August 30, 2002, by and among The Bank of New York, in its capacity as agent for the holders of Senior Notes and in its capacity as Shared Collateral Agent, and Congress Financial Corporation (Central), in its capacity as collateral agent for itself and the other Lenders from time to time party to the Bank Credit Agreement

10.7	Security Agreement, made by Anchor in favor of Ableco Finance LLC, dated August 30, 2002

10.8	Pledge Agreement, made by Anchor in favor of Ableco Finance LLC, dated August 30, 2002

10.9	Collateral Agency and Intercreditor Agreement dated August 30, 2002 between Congress Financial Corporation (Central) and Ableco Finance, LLC

     b.     Reports on Form 8-K

Current Report on Form 8-K dated August 30, 2002 and filed September 3, 2002 pursuant to Item 5, disclosing that on August 30, 2002, Anchor consummated the Reorganization.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: November 14, 2002	/s/ Dale A. Buckwalter

Dale A. Buckwalter Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. § 1350)

I, Richard M. Deneau, President and Chief Executive Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Anchor Glass Container Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard M. Deneau

Name: Richard M. Deneau Title: President and Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. § 1350)

I, Richard M. Deneau, President and Chief Executive Officer of Anchor Glass Container Corporation (the “Company”), hereby certify that:

(1)	The Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 14, 2002

/s/ Richard M. Deneau

Name: Richard M. Deneau Title: President and Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. § 1350)

I, Dale A. Buckwalter, Executive Vice President and Chief Financial Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Anchor Glass Container Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dale A. Buckwalter

Name: Dale A. Buckwalter Title: Executive Vice President and Chief Financial Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. § 1350)

I, Dale A. Buckwalter, Executive Vice President and Chief Financial Officer of Anchor Glass Container Corporation (the “Company”), hereby certify that:

(1)	The Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 14, 2002

/s/ Dale A. Buckwalter

Name: Dale A. Buckwalter Title: Executive Vice President and Chief Financial Officer