Form 10-K
period 2002-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-03-20
CIK 1052163

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
          (Mark one)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR
          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

================================================================================

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Number of shares outstanding of common stock at March 20, 2003:
                                9,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

            This report of Anchor Glass Container Corporation ("Anchor" or the "Company") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning including, among other things, statements concerning:

      -     the Company's liquidity and capital resources;

      - competitive pressures and trends in the glass container or food and beverage industries;

      -     prevailing interest rates;

      - prices for energy, particularly natural gas, and other raw materials;

      -     legal proceedings and regulatory matters; and

      -     general economic conditions.

            Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company, that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; the fluctuation in the price of natural gas; the Company's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing and other beverage industries; volatility in the demand of emerging new markets; the Company's dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

            The Company is the third largest manufacturer of glass containers in the United States. Anchor has nine strategically located facilities where it produces a diverse line of flint (clear), amber, green and other colored glass containers for the beer, beverage, food, liquor and flavored alcoholic beverage markets.

            On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the "Plan") through a Chapter 11 reorganization (the "Reorganization"). As part of the Reorganization, Cerberus Capital Management, L.P. ("Cerberus"), a leading New York investment management firm, through certain Cerberus-affiliated funds and managed accounts, invested $80.0 million of new equity capital into the Company, acquiring 100% of the series C participating preferred stock for $75.0 million and 100% of the common stock for $5.0 million. In addition, Anchor obtained a $20.0 million term loan facility from Ableco Finance LLC (the "Term Loan"). In connection with the Reorganization, Anchor also obtained a new $100.0 million revolving credit facility from various financial institutions (the "Revolving Credit Facility"). In addition, Anchor repaid its 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the "Senior Notes"). Anchor also retired its old common stock and its mandatorily redeemable 10% cumulative convertible preferred stock ("Series A Preferred Stock") and canceled its redeemable 8% cumulative convertible preferred stock (the "Series B Preferred Stock"). In connection with the Reorganization, the Company's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the "First Mortgage Notes"), were left unimpaired and remained outstanding. All of Anchor's other unaffiliated creditors, including trade creditors, were unimpaired and have been or will be paid in the ordinary course.

            Some of the benefits from the Reorganization include:

      - Strong equity sponsorship from Cerberus that has provided Anchor with $80.0 million of new equity capital.

      - Execution of an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), which eliminated all past-service pension liabilities, replaced by a one-time payment of $20.75 million and a $10.0 million per year fixed payment obligation to the PBGC for ten years (the "PBGC Agreement").

      - Consummation of an agreement with Anchor's union employees, which allowed Anchor to enter into multiemployer pension plans that provide for benefits for future service only (at a current cost of approximately $5.0 million per year), so that the benefit obligation is now a fixed contribution obligation rather than a fixed benefit obligation, thereby eliminating market risk.

      - Elimination of related party and third party claims, various contracts and the settlement of a shareholder derivative lawsuit and other disputes.

RECENT DEVELOPMENTS

            On February 7, 2003, the Company completed an offering of $300.0 million aggregate principal amount of 11% Senior Secured Notes due 2013 (the "Senior Secured Notes"). The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor's existing real property, equipment and other fixed assets relating to Anchor's nine operating glass container manufacturing facilities.

            Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289.0 million and were used to repay 100% of the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon (approximately $156.3 million), 100% of the principal amount outstanding under the Term Loan

($20.0 million) plus accrued interest thereon and a prepayment fee (approximately $0.4 million) and advances outstanding under the Revolving Credit Facility (approximately $66.9 million), which includes funds for certain of the Company's capital improvement projects. The remaining proceeds of approximately $45.0 million are being used to terminate certain equipment leases by purchasing from the lessors the equipment leased thereunder.

PRODUCTS, MARKETS AND CUSTOMERS

            The Company produces glass containers for the beverage and food industries in the United States. Substantially all of the Company's glass containers are produced to customer specifications. In addition, most of the Company's sales are pursuant to customer contracts with average terms of three to five years from inception. The table below provides a summary of net sales and the approximate percentage of net sales by product group for each of the three years ended December 31, 2002.

                                                               Years ended December 31,
                                           -----------------------------------------------------------
         Products                                 2002                 2001                 2000
    ------------------------------------   -----------------    -----------------    -----------------
    Beer/Flavored Alcoholic Beverages ..   $ 419.1      58.6%   $ 375.4      53.4%   $ 291.4      46.3%
    Beverages ..........................     100.6      14.1      108.6      15.5      108.3      17.2
    Food ...............................      79.4      11.1       90.3      12.9       87.7      13.9
    Liquor .............................      83.5      11.6       89.6      12.7       96.8      15.4
    Other ..............................      33.0       4.6       38.3       5.5       45.3       7.2
                                           -------   -------    -------   -------    -------   -------
         Total .........................   $ 715.6     100.0%   $ 702.2     100.0%   $ 629.5     100.0%
                                           =======   =======    =======   =======    =======   =======

            There can be no assurance that the information provided in the preceding table will be indicative of the glass container product mix of the Company for 2003 or in subsequent years. Management's strategy is to focus on shifting its product mix towards those products management believes likely to improve operating results.

            The Company's ten largest customers accounted for approximately 75.4% of its net sales for the twelve months ended December 31, 2002. The loss of a number of these customers, a significant reduction in sales to these customers or a significant change in the commercial terms of our relationship with these customers could have a material adverse effect on the Company's business, financial condition and results of operations. In 2002, the Company lost a customer responsible for approximately 3.9% of its 2001 net sales; although the Company was able to replace these sales, there can be no assurance that it would be able to replace sales to other lost customers in the future.

            The Company's largest customer, Anheuser-Busch Companies, Inc. ("Anheuser-Busch"), accounted for approximately 43.6% of its net sales for the twelve months ended December 31, 2002. The Company has two dedicated facilities in Florida and Georgia that provide two Anheuser-Busch breweries with glass containers. The Southeast Contract covering these facilities extends through 2005. The remainder of the Company's sales to Anheuser-Busch are governed by a separate agreement which also extends through 2005.

MANUFACTURING

     Manufacturing

            The Company's manufacturing facilities are generally located in geographic proximity to its customers due to the significant cost of transportation and the importance of prompt delivery to customers. Most of the Company's production is shipped by common carrier to customers generally within a 150-mile radius of the plant in which it is produced.

            The glass container manufacturing process involves a high percentage of fixed costs. Standard input costs are similar among manufacturers and include soda ash, sand, limestone and energy costs. The Company conducts regular maintenance on all of its operating equipment. The Company, from time to time, may experience unplanned plant downtime at its operating facilities due to the extreme operating conditions inherent in some of the Company's manufacturing processes.

     Raw Materials and Suppliers

            Sand, soda ash, limestone, cullet (reclaimed glass), corrugated packaging materials and energy, primarily natural gas, are the principal raw materials that are used in the Company's manufacturing operations. All of these materials are available from a number of suppliers and the Company is not dependent upon any single supplier for any of these materials. The Company believes that adequate quantities of these materials are, and will continue to be, available from various suppliers. However, if temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require the Company to secure its raw materials from sources other than its current suppliers, the Company cannot be assured that it will be able to do so on terms as favorable as its current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have a material adverse effect on the Company's business, financial condition and results of operations if it is unable to pass these costs along to its customers.

            All of the Company's glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at the Company's manufacturing facilities. Backup systems are in place at some facilities to permit the use of fuel oil or propane, to the extent cost effective and permitted by applicable laws and regulations. Electricity is used in certain instances for enhanced melting.

            Prices for natural gas have fluctuated significantly in recent years. As such, they remain one of the largest and the most volatile cost components of the Company's operations. Because of the Company's previous financial constraints, the Company has historically participated in very limited hedging activities. The Company's current strategy is to enter into hedging transactions from time to time on an opportunistic basis. The Company has hedged certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. The Company does not enter into hedging transactions for speculative trading purposes, but rather to lock in energy prices. Also, the Company has entered, from time to time, into put and call options for purchases of natural gas.

            Increases in the price of natural gas adversely affect the Company's costs and margins. Over the last three years, closing prices for natural gas prices have fluctuated significantly from a low of $1.830 per million BTUs, or MMBTU, in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. For March 2003, natural gas prices ranged from approximately $5.60 to $11.90 per MMBTU and closed at $9.133 per MMBTU. To date, natural gas prices for April 2003 have ranged from approximately $6.80 to $8.10 MMBTU. Although certain of the Company's contracts with its customers incorporate price adjustments based on changes in the cost of natural gas, the change in pricing lags behind the cost the Company incurs to obtain natural gas. A material increase in the price of natural gas would have a material adverse effect on the Company's results of operations and financial condition.

     Quality Control

            The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for glass containers. The Company's production lines are equipped with a variety of automatic and electronic devices that inspect containers for dimensional conformity, flaws in the glass and various other performance attributes. Additionally, products are sample inspected and tested by Company employees on the production line for dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as cullet. The Company has not experienced any significant quality control issues in recent years.

            The Company monitors and updates its inspection programs to keep pace with technology and customer demands. Samples of glass and raw materials from its plants are routinely chemically and electronically analyzed to monitor compliance with quality standards. Laboratories are also maintained at each manufacturing facility to test various physical characteristics of products.

SEASONALITY

            Due principally to the seasonal nature of the brewing, iced tea and some other segments of the beverage industry, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company has historically built inventory during the fourth and first quarters in anticipation of seasonal demands during the second and third quarters. However, due to increased demand at the end of 2001 and the beginning of 2002, the Company shipped more than usual and built up less inventory in those periods.

            In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the fourth and first quarters.

CUSTOMER SERVICE

            The Company has customer service managers responsible for scheduling, sales forecasting and coordinating the various aspects of delivering product to the customer. The Company maintains both low-capacity and high-capacity forming equipment, which allows it to be more flexible and responsive to changes in its customers' product mix and shipment location requests. The Company's equipment mix also enables it to produce both high-volume products and products that require shorter production runs, such as new product introductions or specialty niche products, enhancing its responsiveness and flexibility as a supplier.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

     Environmental Regulation and Compliance

            The Company's operations are subject to Federal, state and local environmental laws and regulations including, but not limited to, the Federal Water Pollution Control Act of 1972, the Federal Clean Air Act and the Federal Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Among the activities subject to environmental regulation are the disposal of checker slag (furnace residue usually removed during furnace rebuilds), the disposal of furnace bricks containing chromium, the disposal of waste, the discharge of water used to clean machines and cooling water, dust emissions produced by the batch mixing process, maintenance of underground and above ground storage tanks and air emissions produced by furnaces. In addition, the Company is required to obtain and maintain environmental permits in connection with its operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. While there can be no assurance that material costs or liabilities will not be incurred, the Company believes it is in material compliance with applicable environmental laws and regulations.

            Certain environmental laws, such as CERCLA, or Superfund, and analogous state laws, provide for strict, and under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment including soil and groundwater. These laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. The Company is conducting remediation of soil and groundwater at certain of its facilities, and in light of historical practices, may in the future be required to perform additional corrective actions. The Company is defending a limited number of legal proceedings where third parties are asserting that it is responsible for costs related to the disposal of wastes under CERCLA or analogous state laws. The Company does not believe that the resolution of any of these legal proceedings will have a material adverse effect on its financial condition, but the Company cannot be assured that it or entities for which it may be responsible will not incur future environmental liability, as a result of these or other proceedings, that could have a material adverse effect on its financial condition or results of operations.

            Capital expenditures required for environmental compliance were approximately $0.5 million in each of 2001 and 2002 and are anticipated to be approximately the same in 2003. The Company anticipates that environmental compliance will continue to require increased capital expenditures over time. Future changes in such laws or regulations or interpretations thereof or the nature of the Company's operations may require it to make significant additional capital expenditures to ensure compliance in the future. The Company has established a reserve for environmental matters, including known or projected remediation projects and projected exposure at third-party sites, in the amount of approximately $10.0 million.

            The Company does not believe that its environmental exposure is in excess of the reserves reflected on its balance sheet. In addition to its environmental reserves, the Company also maintains an environmental impairment liability insurance policy to address certain potential future environmental liabilities at both identified operating and non-operating sites. However there can be no assurance that any future liability, particularly any arising from presently unknown conditions, will not exceed the reserves or available insurance coverage and have an adverse impact on the Company's operations or financial condition.

     Employee Health and Safety Regulations

            The Company's operations are also subject to a variety of worker safety laws. The Occupational Safety and Health Act of 1970, the United States Department of Labor Occupational Health Administration Regulations and analogous state laws mandate general requirements for safe workplaces for all employees. The Company believes that it is operating in material compliance with applicable employee health and safety laws.

     Deposit and Recycling Legislation

            Over the years, legislation has been introduced at the Federal, state and local levels requiring a deposit or tax, or imposing other restrictions, on the sale or use of certain containers, particularly beer and carbonated soft drink containers. Several states have enacted some form of deposit legislation, and others may in the future. The enactment of additional deposit laws or laws, such as mandatory recycling rate requirements, that affect the cost structure of a particular segment or all of the packaging industry could have a material adverse effect on our business, results of operations and financial condition.

COMPETITION

            The glass container industry in the United States is a mature industry. The Company and the other glass container manufacturers compete on the basis of price, quality, reliability of delivery and general customer service. The industry is highly concentrated with three producers, including the Company, estimated by the Company to have accounted for over 90% of 2002 domestic volume.

            The Company's principal competitors are Owens-Brockway Glass Container Inc. ("Owens-Illinois"), a wholly owned subsidiary of Owens-Illinois Group, Inc., and Saint-Gobain Containers Co., a wholly owned subsidiary of Compagnie de Saint-Gobain. These competitors are larger and have greater financial and other resources than the Company. Owens-Illinois has a relatively large research and development staff and has in place numerous technology licensing agreements with other glass producers, including the Company.

            In addition to competing directly with Owens-Illinois and Saint-Gobain in the glass container segment of the rigid packaging industry, the Company also competes indirectly with manufacturers of other forms of rigid packaging, such as aluminum cans and plastic containers. These other forms of rigid packaging compete with glass containers principally on the basis of quality, price, availability and consumer preference.

INTELLECTUAL PROPERTY RIGHTS

            The Company operates under a ten-year contract with Heye-Glas International, expiring December 31, 2011, that provides it with heat extraction technology for its forming machines.

            The Company also has a limited license with Owens-Illinois entitling the Company to use certain existing patents, trade secrets and other technical information of Owens-Illinois relating to glass manufacturing technology. The Company will have the right to use technology in place through 2005 in exchange for license fees and thereafter will have a perpetual paid-up license.

            While the Company holds various patents, trademarks and copyrights of its own, it believes its business is not dependent upon any one of these.

EMPLOYEES

            As of February 28, 2003, the Company employed approximately 3,030 persons on a full-time basis. Approximately 540 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, the Glass Molders, Pottery, Plastics and Allied Workers and the American Flint Glass Workers Union. The Company's two labor contracts with the Glass Molders, Pottery, Plastics and Allied Workers and its two labor contracts with the American Flint Glass Workers Union expire on March 31, 2005 and August 31, 2005, respectively.

            The Company has not experienced any significant work stoppages or employee-related problems that had a material impact on its operations. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.

            The Company's administrative and executive offices are located in Tampa, Florida. The Company entered into a lease in January 1998 pursuant to which it leases a portion of the headquarters facility for an initial term of ten years.

            The Company owns and operates nine glass container manufacturing plants. The Company also leases a building located in Streator, Illinois, that is used as a machine shop to rebuild glass-forming related machinery and a mold shop located in Zanesville, Ohio, as well as additional warehouses for finished products in various cities throughout the United States. Substantially all of the Company's owned properties and equipment at its nine operating glass container manufacturing facilities are pledged as collateral securing the Company's obligations under the Senior Secured Notes and the related indenture.

            The following table sets forth certain information concerning the Company's manufacturing facilities. In addition to these locations, the Company owns plants at Keyser, West Virginia, Cliffwood, New Jersey, Royersford, Pennsylvania, Chattanooga, Tennessee and Dayville, Connecticut that have been closed and owns land in Gas City, Indiana.

                                                  NUMBER OF        NUMBER OF      BUILDING AREA
          LOCATION                                 FURNACES        MACHINES       (SQUARE FEET)
          ----------------------------------     ------------    ------------     -------------
          Jacksonville, Florida                       2                4             624,000
          Warner Robins, Georgia                      2                8             864,000
          Lawrenceburg, Indiana                       1                4             504,000
          Winchester, Indiana                         2                6             627,000
          Shakopee, Minnesota                         2                6             360,000
          Salem, New Jersey (1)                       3                6             733,000
          Elmira, New York                            2                6             912,000
          Henryetta, Oklahoma                         2                6             664,000
          Connellsville, Pennsylvania                 2                4             624,000

----------
(1) A portion of the site on which this facility is located is leased pursuant to several long-term leases.

ITEM 3. LEGAL PROCEEDINGS.

            In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint against Anchor, GGC, L.L.C. ("GGC") a former affiliate of Anchor, Consumers U.S., Inc., ("Consumers U.S.") (the former parent company of Anchor) and certain other of Anchor's former affiliates. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference by Anchor with the contractual relationship between the bank and GGC. The action will be heard in the United States Bankruptcy Court for the Middle District of Florida. A trial date is scheduled in September 2003.

            The Company's operations are subject to Federal, state and local requirements that are designed to protect the environment. Such requirements have in the past resulted in the Company becoming involved in related legal proceedings, claims and remediation obligations. In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the Company's financial condition or operating results, based on its current understanding of the relevant facts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were brought to a vote of security holders in the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

            In February 2003, the Company issued $300.0 million aggregate principal amount of its Senior Secured Notes to a group of "qualified institutional buyers" (as such term is used in Rule 144A under the Securities
Act). The Senior Secured Notes were issued in reliance on the exemptions from the registration requirements of the Securities Act provided by Rule 144A and Regulation S under the Securities Act. The initial purchasers were "accredited investors" as that term is defined in Regulation D of the Securities Act. The sale and issuance of these securities was exempt from the registration of the Securities Act pursuant to Rule 506 Regulation D promulgated thereunder.

            On August 30, 2002, the Company sold and issued to Anchor Glass Container Holding L.L.C. ("AGC Holding"), a Cerberus affiliate, 75,000 shares of Series C Preferred Stock for $75.0 million and 9,000,000 shares of Common Stock for $5.0 million. These shares were issued in an offering not involving a public offering pursuant to Section 4(2) of the Securities Act. As a condition to the issuance, the purchasers consented to placement of a restrictive legend on the certificates representing the securities. The Company has not paid dividends on its Common Stock and currently has no intention to do so in the future. The holders of the Series C Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company out of legally available funds, cumulative dividends, payable quarterly in cash, at a rate per annum equal to 12%.

            On August 30, 2002, in connection with the PBGC Agreement, the Company granted the PBGC a warrant for the purchase of 5% of the Common Stock of Anchor, with an exercise price of $5.27 per share and term of ten years.

            As of February 28, 2003, there was one registered holder of 75,000 shares of Series C Preferred Stock, five registered holders of Common Stock and one registered holder of warrants for the purchase of Common Stock.

            Under the terms of the Plan, the holders of Anchor's First Mortgage Notes retained their outstanding $150.0 million of First Mortgage Notes and received a consent fee for the waiver of the change-in-control provisions, the elimination of pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S. as a guarantor). The holders of Anchor's Senior Notes were repaid in cash at 100% of their principal amount. The holders of Anchor's Series A Preferred Stock are entitled to receive a cash distribution of $22.5 million (of which approximately $21.0 million has been paid through February 28, 2003) and the Series A Preferred Stock was cancelled. Anchor's Series B Preferred Stock and common stock and warrants were cancelled and the holders received no distribution under the Plan. The holders of the First Mortgage Notes were repaid with proceeds from the issuance of the Senior Secured Notes.

ITEM 6. SELECTED FINANCIAL DATA.

            The following table sets forth certain historical financial information of the Company. The selected financial data as of December 31, 2002 and December 31, 2001 and for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the two years ended December 31, 2001 and 2000 have been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2000, 1999 and 1998 and for the three years ended December 31, 2000, 1999 and 1998 has been derived from the Company's financial statements which had previously been audited by

Arthur Andersen LLP. Arthur Andersen has not reissued its report for purposes of this Annual Report on Form 10-K. The following information should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            The financial statements as of and for periods subsequent to August 31, 2002 are referred to as the "Reorganized Company" statements. The financial statements prior to that date are referred to as "Predecessor Company" statements. The financial statements for the eight months ended August 31, 2002 give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting. The financial results for the year ended December 31, 2002 include two different bases of accounting and, consequently, after giving effect to the reorganization and fresh start adjustments, the financial statements of the Reorganized Company are not comparable to those of the Predecessor Company. Accordingly, the operating results of the Reorganized Company and the Predecessor Company have been separately disclosed.

                                            REORGANIZED
                                              COMPANY                              PREDECESSOR COMPANY
                                            ------------  -----------------------------------------------------------------------
                                            FOUR MONTHS   EIGHT MONTHS
                                               ENDED         ENDED                        YEARS ENDED DECEMBER 31,
                                            DECEMBER 31,   AUGUST 31,      ------------------------------------------------------
                                                2002          2002           2001           2000           1999           1998
                                            ------------  ------------     ---------      ---------      ---------      ---------
                                                                (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                    $ 211,379      $ 504,195      $ 702,209      $ 629,548      $ 628,728      $ 643,318
Cost of products sold                          192,434        451,619        658,641        603,061        582,975        594,256
Selling and administrative expenses              9,683         19,262         28,462         33,222         28,465         30,246
Restructuring, net (1)                              --           (395)            --             --             --          4,400
Related party provisions and charges (2)            --             --         35,668             --          9,600             --
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Income (loss) from operations                 9,262         33,709        (20,562)        (6,735)         7,688         14,416
   Reorganization items, net (3)                    --         47,389             --             --             --             --
   Other income (expense), net                     450            673            106          5,504          2,080          2,384
   Interest expense                            (10,381)       (17,948)       (30,612)       (31,035)       (27,279)       (26,570)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss)                            $    (669)     $  63,823      $ (51,068)     $ (32,266)     $ (17,511)     $  (9,770)
                                             =========      =========      =========      =========      =========      =========
Series A and B Preferred Stock dividends                    $  (4,100)     $ (14,057)     $ (14,057)     $ (13,650)     $ (13,037)
                                                            =========      =========      =========      =========      =========
Income (loss) applicable to common stock                    $  59,723      $ (65,125)     $ (46,323)     $ (31,161)     $ (22,807)
                                                            =========      =========      =========      =========      =========
Basic net income (loss) per share
  applicable to common stock                                $   11.37      $  (12.40)     $   (8.82)     $   (5.93)     $   (5.12)
                                                            =========      =========      =========      =========      =========
Diluted net income (loss) per share
  applicable to common stock                                $    1.89      $  (12.40)     $   (8.82)     $   (5.93)     $   (5.12)
                                                            =========      =========      =========      =========      =========
OTHER FINANCIAL DATA:
Depreciation and amortization                $  18,011      $  35,721      $  54,024      $  54,900      $  51,942      $  52,155
Capital expenditures                            28,666         42,654         41,952         39,805         53,963         42,297

                                                REORGANIZED COMPANY                         PREDECESSOR COMPANY
                                             ------------------------      ------------------------------------------------------
BALANCE SHEET DATA (at end of period):
Accounts receivable                          $  42,070      $  53,646      $  43,182      $  55,818      $  53,556      $  86,846
Inventories                                    102,149         87,235        105,573        125,521        106,977        104,329
Total assets                                   556,397        546,235        530,584        620,807        613,037        640,962
Total long-term debt including capital
  leases                                       298,801        274,738        259,435        269,279        253,132        253,922
Redeemable preferred stock                          --             --         82,026         76,428         70,830         66,643
Total stockholders' equity (deficit)            76,499         80,000       (124,041)        (4,626)        46,187         67,938

----------
(1) The Company recorded a net gain for restructuring of $395 for the eight months ended August 31, 2002. The significant components of this net gain included: professional fees of $10,068; direct costs of the restructuring, net of $8,344; savings attributable to the retiree benefit plan modification of ($24,432); and first mortgage note holder consent fee of $5,625. The Company recorded a restructuring charge in 1998 as a result of one furnace and one machine being removed from service.

(2) For the year ended December 31 2001, represents the write-off of a receivable from Consumers Packaging Inc. ("Consumers") and affiliates of $18,221 and the write-off of an advance to G&G Investments, Inc. of $17,447. For the year ended December 31, 1999, represents the Company's allocable portion of the write-off of costs relating to a software system.

(3) Reorganization items, net consist of a net gain for fresh start adjustments of $49,908 and expenses incurred in the Chapter 11 proceedings of $2,519, comprised of: $2,450 of debtor-in-possession facility fees; $1,687 of professional fees; $1,276 of deferred financing fees written off relating to the Senior Notes; and a credit of $2,894 for the reversal of interest expense relating to the Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Company Background

            The Company is the third largest manufacturer of glass containers in the United States, focused solely on this packaging industry segment. The Company has nine strategically located facilities where it produces a diverse line of flint (clear), amber, green and other colored glass containers of various types, designs and sizes for the beer, flavored alcoholic beverages, non-alcoholic beverages, liquor and food markets. The Company manufactures and sells its products to many of the leading producers of products in these categories.

     Senior Secured Notes Offering

            On February 7, 2003, the Company completed an offering of $300.0 million aggregate principal amount of 11% Senior Secured Notes due 2013, issued under an indenture dated as of February 7, 2003, among the Company and The Bank of New York, as Trustee (the "Indenture"). The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor's existing real property, equipment and other fixed assets relating to Anchor's nine operating glass container manufacturing facilities.

            Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289.0 million and were used to repay 100% of the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon (approximately $156.3 million), 100% of the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee (approximately $20.4 million) and advances outstanding under the Revolving Credit Facility (approximately $66.9 million), which includes funds for certain of the Company's capital improvement projects. The remaining proceeds of approximately $45.0 million are being used to terminate certain equipment leases by purchasing from the lessors the equipment leased thereunder.

     Reorganization

            On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization. As part of this Reorganization, Cerberus, through certain Cerberus-affiliated funds and managed accounts, invested $80.0 million of new equity capital into Anchor, acquiring 100% of Anchor's Series C Participating Preferred Stock for $75.0 million and 100% of Anchor's Common Stock for $5.0 million. In addition, Anchor arranged for a $20.0 million Term Loan from Ableco Finance LLC, an affiliate of Cerberus. In connection with the restructuring, Anchor also put in place a new $100.0 million Revolving Credit Facility. In addition, Anchor settled various lawsuits, eliminated certain related party claims and contracts, reduced retiree medical obligations by more than $20.0 million and entered into an agreement with the PBGC settling Anchor's outstanding pension liability.

            In connection with the Reorganization, Anchor repaid $50.0 million aggregate principal amount of Senior Notes. Anchor also retired its old common stock and Series A Preferred Stock and canceled its Series B Preferred Stock. In connection with the Reorganization, the First Mortgage Notes, aggregate principal amount of $150.0 million, were left unimpaired and remained outstanding and were repaid with proceeds from the issuance of the Senior Secured Notes.

            The Reorganization was consummated on August 30, 2002; however, for accounting purposes, the Company has accounted for the reorganization and fresh start adjustments as of August 31, 2002, to coincide with its normal financial closing for the month of August. The Company's financial statements as of and for periods subsequent to August 31, 2002 are referred to as the "Reorganized Company" statements. All financial statements prior to that date are referred to as "Predecessor Company" statements. The financial statements for the eight months ended August 31, 2002 give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting.

     Pension Plan

         Effective December 31, 2001, the Glass Companies Multiemployer Pension Plan was established, created from the merger of Anchor's defined benefit pension plan and GGC's defined benefit plan for hourly employees. Anchor, GGC, the Board of Trustees of the Glass Companies Multiemployer Pension Plan and the unions representing certain employees at Anchor and at GGC participating in the plan considered the Glass Companies Multiemployer Pension Plan to be a multiemployer pension plan.

         In July 2002, the United States Department of Labor notified the Company that it had determined that the Glass Companies Multiemployer Pension Plan did not meet the definition of a multiemployer plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Effective July 31, 2002, the Company entered into the PBGC Agreement to settle its outstanding pension liability. Pursuant to the PBGC Agreement, and collective bargaining agreements with the unions representing its employees, the Company withdrew from the Glass Companies Multiemployer Pension Plan on July 31, 2002. The PBGC partitioned the assets and liabilities of the Glass Companies Multiemployer Pension Plan into two parts, one part attributable to Anchor employees and former employees, and one part attributable to the employees and former employees of GGC and terminated the Anchor portion. The termination was effective July 31, 2002.

         Anchor settled the PBGC termination claim as follows: (1) pursuant to the PBGC Agreement, on August 30, 2002, Anchor made a payment of $20.75 million to the PBGC with proceeds from the Reorganization; (2) for a period of 120 months, commencing September 2002, Anchor is required to make monthly payments to the PBGC in the amount of $833,333.33; and (3) on August 30, 2002, Anchor granted the PBGC a warrant for the purchase of 5% of its common stock, with an exercise price of $5.27 per share and term of ten years. Anchor amended its labor union contracts and, effective August 1, 2002, commenced contributing to the Glass Molders, Pottery, Plastics and Allied Workers and Employees Pension Fund and the Steelworkers Pension Trust for the future service benefits of the Company's hourly employees.

RESULTS OF OPERATIONS

         Historical results for the year ended December 31, 2002 contain two different bases of accounting and, consequently, after giving effect to the Reorganization and fresh start adjustments, the historical financial statements of the Reorganized Company are not comparable to those of the Predecessor Company and have been separately disclosed.

      FOUR MONTHS ENDED DECEMBER 31, 2002 AND EIGHT MONTHS ENDED AUGUST 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

            NET SALES. Net sales for the four months ended December 31, 2002 were $211.4 million and net sales for the eight months August 31, 2002 were $504.2 million, compared to $702.2 million in the year ended December 31, 2001. The increase in net sales of approximately $13.4 million was principally a result of general price increases and a shift in product mix from food and beverages to beer/flavored alcoholic beverages. Net sales and sales volume in 2002 were negatively impacted by unplanned downtime due to emergency furnace repairs at two of the Company's operating facilities, which resulted in lower shipment volume in September 2002. These repairs were completed in September 2002 and the furnaces are currently operating.

            COST OF PRODUCTS SOLD. Cost of products sold in the four months ended December 31, 2002 was $192.4 million, or 91.0% of net sales, and cost of products sold in the eight months ended August 31, 2002 was $451.6 million, or 89.6% of net sales, while the cost of products sold for the year ended December 31, 2001 was $658.6 million, or 93.8% of net sales. This improvement in margin in 2002 principally reflects the decline in the cost of natural gas, the principal fuel for manufacturing glass, of approximately $14.0 million. The decline in the price of natural gas in 2002, as compared with 2001, resulted in net margin improvement of approximately $3.8 million, net of the energy price recovery program. Additional manufacturing efficiencies, due to the Company's cost reduction efforts, and lower inventory storage costs, resulting from the lower levels of inventory, also favorably impacted cost of products sold. These improvements were partially offset by increases in other costs, such as insurance, fringe benefits and costs associated with downtime during the modernization project at the Elmira, New York facility. In addition, the furnace disruption discussed above resulted in extra costs incurred in the four months ended December 31, 2002 of approximately $1.8 million. With the implementation of SFAS 142, effective as of January 1, 2002, goodwill is no longer amortized. Goodwill amortization expense was $3.0 million in the year ended December 31, 2001.

            SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the four months ended December 31, 2002 were $9.7 million, or 4.6% of net sales, selling and administrative expenses for the eight months ended August 31, 2002 were $19.3 million, or 3.8% of net sales, while selling and administrative expenses for the year ended December 31, 2001 were $28.5 million, or 4.0% of net sales.

            RESTRUCTURING, NET AND REORGANIZATION ITEMS, NET. On August 30, 2003, the effective date of the Plan, the Company adopted fresh start reporting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The adoption of fresh start reporting results in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. Reorganization costs for the eight months ended August 31, 2002 consisted of a net gain for fresh start adjustments of $49.9 million and expenses incurred in the Chapter 11 proceedings of $2.5 million.

            On August 30, 2002, the Company completed the Reorganization and recorded a net gain for restructuring of $0.4 million during the eight months ended August 31, 2002. The significant components of this net gain include: professional fees - $10.1 million; direct costs of the restructuring - $7.9 million; First Mortgage Note holder consent fee - $5.6 million; monetization of assets - $4.5 million; other fees - $3.9 million; net cost of derivative settlement - $0.2 million; retiree benefit plan modification - ($24.4 million); and adjustment to pension liabilities - ($8.2 million).

            INTEREST EXPENSE. Interest expense for the four months ended December 31, 2002 was $10.4 million and interest expense for the eight months ended August 31, 2002 was $17.9 million, compared to $30.6 million for the year ended December 31, 2001, a decrease of $2.3 million. There was no accrual of interest on the Senior Notes from April 15, 2002, the petition date, through August 30, 2002, the date of the repayment of the principal amount of the Senior Notes, resulting in a year over year reduction of $3.5 million in interest expense. Interest expense was also reduced due to lower average interest rates and lower average borrowings outstanding under the Company's revolving credit facilities in 2002, offset by interest expense related to the PBGC Agreement and the Term Loan.

            NET INCOME (LOSS). The Company recorded a net loss of $0.6 million and net income of $63.8 million in the four months ended December 31, 2002 and the eight months ended August 31, 2002, respectively. The restructuring and reorganization items were $47.8 million, leaving income of $15.4 million attributable to all other operations. The Company recorded a net loss of $51.1 million in the year ended December 31, 2001. The related party provision and charges were $35.7 million, leaving a loss of approximately $15.4 million in 2001 attributable to all other operations. The improvement in earnings results for 2002 was due to general price increases, increased sales volume and a favorable mix of business opportunities.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            NET SALES. Net sales for 2001 were $702.2 million compared to $629.5 million for 2000. This $72.7 million, or 11.5%, increase in net sales was principally a result of the 12.0% increase in shipment volume, particularly in the beer product line, primarily associated with (i) the Company's agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001,
(ii) the natural gas related price recovery program discussed below and (iii) general price increases. Net sales in the first six months of 2001 were negatively impacted by $23.8 million due to a change in the way certain packaging materials were sold to one of the Company's customers. This change resulted in a comparable reduction in cost of products sold in 2001.

            COST OF PRODUCTS SOLD. Cost of products sold for 2001 was $658.6 million, or 93.8% of net sales, while the cost of products sold for 2000 was $603.0 million, or 95.8% of net sales. This increase in the cost of products sold principally reflects the increases in net sales noted above. Productivity improvements of approximately $7.0 million were offset by increases in other costs, including raw material and labor costs of approximately $5.4 million. In addition, the Company continued to experience significant increases in the cost of natural gas as compared to the preceding year. These increased prices for natural gas, the principal fuel for manufacturing glass, increased costs by approximately $12.5 million compared to 2000. Energy costs declined in the second half of 2001 and at year-end were in line with historical levels. In the second half of 2000, the Company initiated a price recovery program for the escalating natural gas costs incurred. Approximately $21.5 million was recovered through this program in 2001 and is included in net sales.

            RELATED PARTY PROVISIONS AND CHARGES. Prior to the Reorganization, Consumers, Anchor's former indirect parent, indirectly owned, on a fully-diluted basis, approximately 59.0% of Anchor's capital stock. In August 2001, Consumers and Owens-Illinois announced an agreement whereby Owens-Illinois was to acquire Consumers glass-producing assets as well as Anchor's capital stock held by Consumers. The stock sale never materialized. However, as a result of this announcement and Consumers bankruptcy in Canada, the Company recorded a charge to earnings during 2001 of $18.2 million ($25.0 million in receivables and a $1.8 million investment in common shares of Consumers, net of $8.6 million in payables). The Company also recorded a provision of $17.4 million against an advance from an affiliate as a related party provision on the statement of operations.

            SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for 2001 were $28.5 million and for 2000 were approximately $33.2 million. This decrease was attributable to a focus on overall cost reduction, including reducing personnel related costs, data processing costs and support costs of related parties, including fees under the management agreement with G&G Investments, Inc., offset by increased legal and professional fees.

            OTHER INCOME, NET. Other income, net decreased to $0.1 million in 2001 from $5.5 million in 2000. Other income for 2000 included the gain on the sale (of approximately $6.1 million) of the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights to Anheuser-Busch, offset by the write down of approximately $1.2 million on 1,842,000 shares of Consumers' common stock to reflect the investment at fair value.

            INTEREST EXPENSE. Interest expense for 2001 was approximately $30.6 million, compared to $31.0 million in 2000, a decrease of 1.4%. Interest expense in 2000 included the write-off of certain financing fees of $1.3 million. Excluding this item, interest increased primarily due to interest on higher average outstanding borrowings under the revolving credit facility at the time, offset by lower interest rates and less net interest incurred on related party liabilities.

            NET LOSS. The Company had a net loss in 2001 of approximately $51.1 million compared to a net loss in 2000 of approximately $32.3 million. The related party provision and charges was $35.7 million, leaving a loss of approximately $15.4 million in 2001 attributable to all other operations. The results of 2000 included a gain on the sale of the previously closed Houston, Texas glass container manufacturing facility of approximately $4.1 million and a gain of approximately $2.0 million on the sale of certain operating rights related to the Houston, Texas facility, both included in "Other income, net" above. The 2000 results also included approximately $5.4 million of unabsorbed expenses associated with extended year-end shutdown period in 2000, a $1.2 million write down on shares of Consumers' common stock to reflect the investment at fair value and a write-off of $1.3 million related to the refinancing of a former credit facility.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility, as well as the lease facility described below. The Company believes that cash flows from operating activities combined with funds from the issuance of the Senior Secured Notes and available borrowings under the Revolving Credit Facility and the master lease agreement will be sufficient to support its operations and liquidity requirements for the foreseeable future, although the Company cannot be assured that this will be the case. Peak operating needs are in the spring, at which time working capital borrowings are significantly higher than at other times of the year.

      Senior Secured Notes Offering

            On February 7, 2003, the Company completed an offering of $300.0 million aggregate principal amount of 11% Senior Secured Notes due 2013. The Senior Secured Notes are redeemable, in whole or in part, at the Company's option on or after February 15, 2008, at redemption prices defined in the Indenture. The Indenture provides that upon the occurrence of a change of control, the Company will be required to offer to purchase all of the Senior Secured Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase.

            The Indenture governing the Senior Secured Notes, subject to certain exceptions, restricts the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the granting of additional liens, mergers, consolidations and sale of assets and transactions with affiliates.

            The Company entered into a Registration Rights Agreement on February 7, 2003. Under the Registration Rights Agreement, the Company will use its reasonable best efforts to register with the Securities and Exchange Commission, exchange notes having substantially identical terms as the Senior Secured Notes.

      Reorganization

            As part of the Reorganization:

      - The holders of the First Mortgage Notes retained their outstanding $150.0 million of First Mortgage Notes and received a consent fee of $5.6 million for the waiver of the change-in-control provisions, the elimination of pre-payment premiums and certain non-financial changes to the terms of the First Mortgage Notes, including the release of Consumers U.S. as a guarantor. The First Mortgage Notes were repaid in cash with proceeds of the Senior Secured Notes.

      - The Senior Notes were repaid in cash at 100% of their principal amount of $50.0 million.

      - The holders of the Series A preferred stock (which had a then current accrued liquidation value of approximately $83.6 million) were entitled to receive a cash distribution of $22.5 million in exchange for their shares, of which $21.0 million was paid through February 28, 2003 (and the remainder of which is expected to be paid in 2003), and the Series A Preferred Stock was canceled.

      - The Series B Preferred Stock (which had a then current accrued liquidation value of approximately $105.7 million) and common stock and warrants were canceled and the holders received no distribution under the Plan.

      - The Company entered into the PBGC Agreement, whereby the PBGC proceeded in accordance with procedures under ERISA, to partition the assets and liabilities of the Glass Companies Multiemployer Pension Plan and terminate the Anchor portion. At August 30, 2002, Anchor paid $20.75 million to the PBGC and entered into a ten-year payment obligation.

      - All of the Company's other unaffiliated creditors, including trade creditors, were unimpaired and have been or will be paid in the ordinary course.

      Cash Flows

         Operating Activities. Operating activities provided $23.1 million in cash in the four months ended December 31, 2002 and $53.1 million in the eight months ended August 31, 2002, as compared to cash provided of $37.5 million in the year ended December 31, 2001. This increase in cash provided reflects an improvement in earnings of approximately $30.8 million and changes in working capital items. Accounts receivable and inventory levels decreased approximately $3.6 million and $3.4 million, respectively, in 2002. As a result of lower natural gas prices, net cash outlays for natural gas purchases in the twelve months ended December 31, 2002 decreased approximately $3.8 million as compared to the year ended December 31, 2001. Anchor contributed approximately $7.6 million to the multiemployer pension plans in 2002, compared to $7.4 million contributed to the prior benefit pension plan in 2001.

            Investing Activities. Cash consumed in investing activities was $18.1 million in the four months ended December 31, 2002 and $49.5 million in the eight months ended August 31, 2002, as compared to $30.9 million in the year ended December 31, 2001. Capital expenditures were $28.7 million in the four months ended December 31, 2002 and $42.6 million in the eight months ended August 31, 2002, as compared to $42.0 million in the year ended December 31, 2001. The Company invested approximately $31.0 million in the now completed modernization project at the Elmira, New York facility, of which $18.6 million was invested in 2002. To fund capital expenditures as provided for under the terms of the indentures outstanding at the time, the Company applied cash deposited into escrow of $10.0 million and $13.3 million, respectively, in 2002 and 2001, which represented the proceeds of leasing and sale-leaseback transactions.

            Financing Activities. Net cash consumed in financing activities was $5.0 million in the four months ended December 31, 2002 and $3.7 million in the eight months ended August 31, 2002, as compared to $10.7 million in the year ended December 31, 2001. The net financing activities in 2002 principally reflect the Reorganization transactions, consisting of $80.0 million of proceeds from the issuance of capital stock, $20.0 million of proceeds from the issuance of the Term Loan, repayment of the principal balance of $50.0 million on the Senior Notes, payment of $20.75 million under the PBGC Agreement and repayment of the advances outstanding under the former debtor-in-possession facility of approximately $47.9 million.

     Debt and Other Contractual Obligations

            Under the Company's new master lease, entered into in December 2002, the Company can lease equipment from time to time until March 31, 2003, in an amount not to exceed $20.0 million in the aggregate. The master lease agreement is structured as a capital lease under GAAP. For each group of equipment items the Company agrees to lease, it will enter into an equipment schedule that will apply the terms of the master lease to such equipment. The Company financed $10.0 million of equipment in December 2002 under a lease term of five years. The Company intends to finance an additional $10.0 million of equipment in late March 2003.

            In August 2002, the Company entered into a ten-year payment obligation under the PBGC Agreement. The present value of this obligation, approximately $65.0 million at December 31, 2002, was determined by applying a discount rate of 8.9%. See "--Overview--Pension Plan."

            Commitments for the principal payments and interest required on long-term debt, including capital leases and other contractual obligations, are as follows:

                                                                                                  2007 and
                                                 2003        2004          2005        2006      thereafter
                                              ---------    --------      --------   ---------   -----------
                                                                  (dollars in thousands)
   Long-term debt (1)                         $      --    $     --      $     --    $     --   $   300,000
   Capital leases (2)                             2,611       2,599         2,098       2,108         2,241
   Interest on above obligations                 30,436      33,800        33,789      33,778       202,898
   Payments under PBGC Agreement (3)             10,000      10,000        10,000      10,000        57,500
   Operating leases                               9,476       4,005         3,232       3,015        12,165
   Series A Preferred Stock (4)                   5,091          --            --          --            --
                                              ---------    --------      --------   ---------   -----------
                                              $  57,614    $ 50,404      $ 49,119   $  48,901   $   574,804
                                              =========    ========      ========   =========   ===========

      (1)   Includes the obligations under the Senior Secured Notes due 2013.

      (2)   Includes the capital lease obligation under the new master lease.

      (3) The Company is required to make monthly payments to the PBGC in the amount of $833,333.33.

      (4) Includes the remaining balance of the settlement of the Series A Preferred Stock ($22.5 million) under the Plan.

            In addition to the above, the Company is obligated to pay approximately $2.9 million annually (in aggregate approximately $43.7 million) related to its post-retirement benefit plan and approximately $5.0 million annually to multiemployer plans for the future service benefits of its hourly employees.

            The obligations under the Revolving Credit Facility are secured on a first priority security interest in, a lien upon, and a right of set off against all of the Company's inventories, receivables, general intangibles and proceeds therefrom. In addition, the Revolving Credit Facility contains customary negative covenants and restrictions for transactions, including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, certain junior payments, transactions with affiliates and changes relating to indebtedness. In addition, the Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test, unless minimum availability declines below $10.0 million in which case the Company must meet a monthly fixed charge coverage test.

            As of March 4, 2003, advances outstanding under the Revolving Credit Facility were approximately $3.0 million, borrowing availability was approximately $74.1 million and outstanding letters of credit on this facility were approximately $4.2 million.

            In addition, the letters of credit outstanding under the prior debtor-in-possession facility are currently in the process of being transitioned to the Revolving Credit Facility. As of March 4, 2003, outstanding letters of credit under this facility are approximately $3.7 million and are collateralized by a cash deposit, recorded as restricted cash on the balance sheet. The transition of the letters of credit to the Revolving Credit Facility and the return of the cash deposit are expected to occur by the end of the first quarter of 2003.

     Capital Expenditures

            Capital expenditures were approximately $71.3 million in 2002 and are expected to be approximately $72.0 million in 2003, which includes approximately $22.5 million of expenditures for certain capital improvement projects at the Company's Henryetta, Oklahoma and Warner Robins, Georgia facilities.

     Off-Balance Sheet Arrangements

            Except for operating lease commitments as disclosed in the table of contractual obligations above, the Company is not party to off-balance sheet arrangements.

IMPACT OF INFLATION

            The impact of inflation on the Company's costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, the Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on these cost increases to its customers for several years, although the Company did realize some price increases in 2001 and 2002, primarily due to the abnormally high energy costs experienced in 2001. Over the last three years, closing prices for natural gas prices have fluctuated significantly from a low of $1.830 per MMBTU in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. For March 2003, natural gas prices ranged from $5.60 to $11.90 per MMBTU and closed at $9.133 per MMBTU. To date, natural gas prices for April 2003 have ranged from $6.80 to $8.10 MMBTU. A material increase in the price of natural gas would have a material adverse effect on the Company's results of operations and financial condition.

SEASONALITY

            Due principally to the seasonal nature of the brewing, iced tea and some other segments of the beverage industry, in which demand is stronger during the summer months, the Company's shipment volume is typically higher in the second and third quarters. Consequently, the Company has historically built inventory during the fourth and first quarters in anticipation of seasonal demands during the second and third quarters. However, due to increased demand at the end of 2001 and the beginning of 2002, the Company shipped more than usual and built up less inventory in those periods.

            In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns normally adversely affect profitability during the fourth and first quarters.

NEW ACCOUNTING STANDARDS

            Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142--Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. For the financial statements of the Predecessor Company, it was determined that the Company's fair value was greater than the carrying amount of its net assets and no goodwill impairment has resulted from the adoption of SFAS No. 142.

            Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144--Accounting for the Impairment or Disposal of Long-Lived Assets, that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the reporting provisions of Accounting Principles Board Opinion No. 30--Reporting the Results of Operations, for the disposal of a segment of a business. The Company has determined that the impact of adopting SFAS No. 144 is not material. Assets previously held for sale have been reclassified as operating property, plant and equipment as required by SFAS No. 144.

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143--Accounting for Asset Retirement Obligations, that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. The Company adopted the requirements of SFAS No. 143 concurrent with fresh start accounting and has determined that the impact of adopting SFAS No. 143 is not material.

            In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145--Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections regarding the accounting of gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company adopted the requirements of SFAS No. 145 concurrent with fresh start reporting. As a result, $1.3 million was reclassified from extraordinary item to interest expense for the year ended December 31, 2000.

            In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146--Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has adopted the requirements of SFAS No. 146 concurrent with fresh start accounting and has determined that the impact of adopting SFAS No. 146 is not material.

            In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123 ("SFAS 148"). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has currently adopted the disclosure requirements of SFAS 148.

     FORMER USE OF ARTHUR ANDERSEN LLP AS INDEPENDENT PUBLIC ACCOUNTANTS

            In June 2002, Arthur Andersen was convicted of federal obstruction of justice charges. As a result of Arthur Andersen's conviction, Arthur Andersen is no longer in a position to reissue their audit reports or to provide consents to include financial statements reported on by them in this annual report.

            The report covering our financial statements for the 2000 fiscal year was previously issued by Arthur Andersen and has not been reissued by them. Accordingly, the Company is unable to obtain a consent from Arthur Andersen. The Company believes that it is unlikely that damages, if any, could be recovered from Arthur Andersen for any claim against them.

            The SEC has provided temporary regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. There is no assurance that the Company will be able to continue to rely on the temporary relief granted by the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            The significant accounting policies of the Company are disclosed in
Note 1 and other notes to the annual financial statements included herein. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The most significant accounting estimates inherent in the preparation of the Anchor financial statements form the basis for reserves with respect to areas such as, post-retirement benefits, environmental reserves, product liability and insurance reserves and valuation allowances to reduce deferred tax assets. Estimates and judgments are based on historical experience and other factors believed to be reasonable in the circumstances. Management continually reviews its accounting policies for application and disclosure in the financial statements.

            Post-retirement benefits - Post-retirement benefit obligations are based on various assumptions including, discount rate, health care cost trend rates retirement and mortality rates and other factors. Actual results that differ from the assumptions affect future expenses and obligations.

            Environmental reserves - Reserves have been established for potential environmental liabilities, including known or projected remediation projects and projected exposure at third-party sites. These reserves require that the Company make significant estimates. Changes in facts and circumstances could result in changes to environmental liabilities.

            Product liability and insurance reserves - These reserves are determined based upon reported claims in process and actuarial estimates for losses incurred but not reported.

            Deferred tax assets - The Company uses the liability method accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2002, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin. The applicable margin was fixed through February 2003, and thereafter becomes a fixed spread based on the Company's level of excess availability. A change in interest rates under the Revolving Credit Facility could have an impact on results of operations. A change of 10.0% in the market rate of interest would impact interest expense by approximately $0.3 million, based on average borrowings outstanding during 2002. The Company's long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments. Fewer than 1.0% of the Company's net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant. The Company has hedged certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. The Company does not enter into such hedging transactions for speculative trading purposes but rather to lock in energy prices. Also, the Company has entered into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                   PAGE
                                                                                                   ----
Reports of Independent Certified Public Accountants                                                 F-2

Statements of Operations and Comprehensive Income (Loss) -
         Four Months Ended December 31, 2002 (Reorganized Company),
         Eight Months Ended August 31, 2002 and
         Two Years Ended December 31, 2001 and 2000 (Predecessor Company)                           F-5

Balance Sheets -
         December 31, 2002 (Reorganized Company) and
         December 31, 2001 (Predecessor Company)                                                    F-6

Statements of Cash Flows -
         Four Months Ended December 31, 2002 (Reorganized Company),
         Eight Months Ended August 31, 2002 and
         Two Years Ended December 31, 2001 and 2000 (Predecessor Company)                           F-8

Statements of Stockholders' Equity (Deficit) -
         Four Months Ended December 31, 2002 (Reorganized Company),
         Eight Months Ended August 31, 2002 and
         Two Years Ended December 31, 2001 and 2000 (Predecessor Company)                          F-10

Notes to Financial Statements                                                                      F-12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            Directors and Executive Officers. The following table sets forth certain information regarding each of the Company's directors and executive officers.

          NAME                             AGE                        POSITION
          -----------------------------    ---     ----------------------------------------------
          Richard M. Deneau............    56      President and Chief Executive Officer and
                                                        Director
          Darrin J. Campbell...........    38      Chief Financial Officer and Executive Vice
                                                        President - Sales and Asset Management
          Roger L. Erb.................    60      Executive Vice President - Operations and
                                                        Engineering
          Richard A. Kabaker...........    59      Vice President, General Counsel and Secretary
          Joel A. Asen.................    52      Director
          James N. Chapman.............    40      Director
          Jonathan Gallen..............    42      Director
          George Hamilton..............    46      Director
          Timothy F. Price.............    48      Director
          Alan H. Schumacher...........    56      Director
          Lenard B. Tessler............    50      Director

            Director and Executive Officers' Terms of Office. Each officer serves at the discretion of the Board and until such officer's successor is chosen and qualified. Directors are elected at the annual meeting of the stockholders and hold office until their successors are elected and qualified.

            RICHARD M. DENEAU assumed his duties as the Company's President and Chief Operating Officer in July 1997 and as a director in June 1998. In August 2002, he became the Company's Chief Executive Officer. From January 1996 to June 1997, Mr. Deneau was Senior Vice President and Chief Operating Officer of Ball-Foster Glass Container Co. From October 1992 to January 1996, he was Senior Vice President and General Manager of Beverage Can Operations at American National Can Company. Prior to October 1992, Mr. Deneau was Senior Vice President of Sales at American National Can Company's Foster-Forbes Glass Company Division, a predecessor of Ball-Foster Glass Container Co.

            DARRIN J. CAMPBELL joined the Company as Vice President, Pricing and Business Development in September 2000, became Executive Vice President--Sales and Asset Management in September 2001 and became the Company's Chief Financial Officer in November 2002. Mr. Campbell was Chief Operating Officer of Pabst Brewing from May 1999 to August 2000 and Chief Financial Officer from September 1996 to April 1999.

            ROGER L. ERB became the Company's Senior Vice President-Operations in October 1997 and Executive Vice President--Operations and Engineering in September 2001. From September 1995 to June 1997, Mr. Erb was Senior Vice President of Technical Services at Ball-Foster Glass Container Co. Prior thereto, he was employed at American National Can Company's Foster-Forbes Glass Company Division, serving as Senior Vice President of Technical Services from June 1994 to September 1995, Senior Vice President of Operations from January 1993 to June 1994 and, prior to this time, as Vice President of Technical Services.

            RICHARD A. KABAKER became the Company's Vice President and General Counsel in December 2002 and became the Company's Secretary in January 2003. From August 2001 to November 2002, Mr. Kabaker was in private practice. From September 2000 to August 2001, he was Vice President, Legal Affairs and General Counsel of Rexam Beverage Can Company, the successor company to American National Can Company. From 1996 to 2000, he served as Vice President, Legal Affairs of American National Can Company. Prior thereto, he held various positions in the law department of American National Can Company and its predecessor companies.

            JOEL A. ASEN joined the Company in December 2002 as a director. Mr. Asen has been the President of Asen Advisory since 1992, which provides strategic and financial advisory services. He was Managing Director at Whitehead Sterling from 1991 to 1992, at Paine Webber, Inc. from 1990 to 1991 and at Drexel Burnham Lambert Incorporated from 1988 to 1990. From 1985 to 1988, he was a Senior Vice President at GAF Corporation. Prior to that time, Mr. Asen was a Manager of Business Development at GE and Manager of Marketing and Business Development at GECC. Mr. Asen is also a Director of Resolution Performance Products, LLC and Compass Minerals Group, LLC.

            JAMES N. CHAPMAN joined the Company in December 2002 as a director. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to joining Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies as well as hedge funds across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to joining Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Coinmach Corporation, Davel Communications, Inc., Meridian Rail LLC and Southwest Royalties, Inc.

            JONATHAN GALLEN joined the Company in August 2002 as a director. Mr. Gallen is sole managing member of Pequod LLC, the general partner of Ahab Partners, L.P., a distressed securities fund which invests in publicly traded debt, private debt, trade claims, large and middle-market bank loans, distressed real estate and public and private equity. Mr. Gallen is also the President of Ahab Capital Management, Inc. (formerly known as Pequod Capital, Inc.)., the investment manager to Ahab International, Ltd., an unregistered investment corporation that develops and manages a diversified portfolio of distressed investments as well as invests and trades in a wide variety of securities. Prior to forming Ahab Capital Management, Mr. Gallen worked with Stephen A. Feinberg at the time of Cerberus' formation, developing investment strategies, techniques and procedures of distressed investing. From 1990 through 1993, Mr. Gallen founded and operated Gallen Sports Productions, Inc., a sports marketing and merchandising company, and prior thereto, he practiced law at Pircher, Nichols, & Meeks, a law firm specializing in real estate. Mr. Gallen has served as a director of Wherehouse Entertainment, Inc., Harvest Foods and Fruehauf Trailer Corporation.

            GEORGE HAMILTON joined the Company in August 2002 as a director. Prior to establishing an independent consulting practice in 2001, Mr. Hamilton served as President of several consumer goods companies within the Newell Rubbermaid Company, including Rubbermaid Europe s.a., Lee Rowan Company and Anchor Hocking Specialty Glass, from 1996 through 2001. From 1984 to 1996, Mr. Hamilton served as Vice-President Controller at Newell Rubbermaid in a number of companies, both domestic and international, including Anchor Hocking Corp., from 1990 through 1993. From 1979 through 1984, Mr. Hamilton worked with Ernst & Young in Canada, Mr. Hamilton serves on the Board of Airway Industries Inc., Strategic Sourcing Services, Inc. and Wamnet, Inc.

            TIMOTHY F. PRICE joined the Company in August 2002 as a director. Mr. Price is managing member of Communications Advisory Group, LLC. Mr. Price is the former President and Chief Operating Officer of MCI Communications. In his 15-year history with MCI, Mr. Price held senior staff, line, field and headquarters positions. As President, Mr. Price was responsible for all of MCI's core communications businesses, including its units serving residential and business customers, domestically and globally, as well as network operations and information systems. Mr. Price serves on the board of ICG and the advisory board of C&T Access Ventures and has served on the boards of MCI, SHL Systemhouse, the National Alliance of Business, the Woodruff Foundation and the Corporate 100 of the John F. Kennedy Center for the Performing Arts.

            ALAN H. SCHUMACHER joined the Company in December 2002 as a director. Mr. Schumacher is a member of the Federal Accounting Standards Advisory Board and has 23 years experience working in various positions at American National Can Group. From 1997 to 2000, Mr. Schumacher served as Executive Vice President and Chief Financial Officer. From January 1988 through June 1997, he held the positions of Vice President, Controller and Chief Accounting Officer. Positions held prior to 1988 include Assistant Corporate Controller and Manager of Corporate Accounting. Prior to joining American National Can Group, Mr. Schumacher was employed as a Senior Auditor at Price Waterhouse and Company.

            LENARD B. TESSLER joined the Company in August 2002 as a director. Mr. Tessler is a Managing Director of Cerberus, which he joined in May 2001. Prior to joining Cerberus, he was a founding partner of TGV Partners, a private investment partnership formed in April 1990. Mr. Tessler served as Chairman of the Board of Empire Kosher Poultry from 1994 to 1997, after serving as its President and Chief Executive Officer from 1992 to 1994. Before founding TGV Partners, Mr. Tessler was a founding partner of Levine, Tessler, Leichtman & Co., a leveraged buyout firm formed in 1987. Mr. Tessler serves as a member of the board of directors of Garfield & Marks Designs, Ltd., Opinion Research Corporation, Meridian Rail LLC, Renaissance Mark, Inc. and G+G Retail.

COMPENSATION OF DIRECTORS

            The Company's non-employee directors (other than Messrs. Tessler and Gallen) are entitled to receive an annual director's fee of $35,000. The chairman of the audit committee and the chairman of other board committees are entitled to receive an annual fee of $10,000 and $5,000, respectively. In addition, a fee of $1,250 is paid to non-employee directors (other than Messrs. Tessler and Gallen) for each directors' meeting attended and $1,000 for each audit or other committee meeting attended. Directors who are also the Company's employees or employees of Cerberus do not receive additional consideration for serving as directors, except that all directors are entitled to reimbursement for travel and out-of-pocket expenses in connection with their attendance at board and committee meetings.

EMPLOYMENT AGREEMENTS

     General

            Messrs. Deneau, Campbell and Erb have employment agreements that extend until August 30, 2005. Their agreements provide for an annual base salary, $350,040 for Mr. Deneau and $250,080 for each of Mr. Campbell and Mr. Erb, an annual bonus pursuant to the Management Incentive Plan, as described below, eligibility for the grant of stock options and participation in all benefit plans offered to other senior executive officers. The Company's board of directors has recently approved an increase in the annual base salary for each of Messrs. Deneau, Campbell and Erb of 5.0% for 2003.

     Termination Provisions

            If Mr. Deneau is terminated by the Company without "cause" or terminates his employment for "good reason," in each case, as these terms are defined in the employment agreements, Mr. Deneau will receive his base salary until August 30, 2005 and the annual bonus that would have been paid had he continued his employment until August 30, 2005 (paid in a lump sum no later than 10 days after termination), continuation of medical and dental plans until August 30, 2005 (provided that such benefits will terminate if Mr. Deneau is eligible for such benefits under another employer-provided plan) and continued vesting of any outstanding stock options or other equity-based compensation awards as if Mr. Deneau had remained employed until August 30, 2005.

            If Mr. Campbell or Mr. Erb is terminated by the Company without "cause" or terminates his employment for "good reason," in each case, as these terms are defined in the employment agreements, he will receive his base salary for one year after termination of employment and the annual bonus that would have been paid had he continued his employment for one year after termination (paid in a lump sum no later than 10 days after termination), continuation of medical and dental plans for one year after termination (provided that such benefits will terminate if he is eligible for such benefits under another employer-provided plan) and continued vesting of any outstanding stock options or other equity-based compensation awards as if he had remained employed for one year after termination.

            The employment agreements also provide that for so long as Messrs. Deneau, Campbell or Erb (as applicable) are receiving post-termination payments or for one year after a termination with "cause", they shall not, without the Company's written consent, participate or engage in, directly or indirectly, any business that is competitive with the glass container manufacturing business conducted by the Company within the United States as of the date of the termination of employment. In addition, during such period they shall not, without the Company's consent, solicit the Company's employees, customers or suppliers.

            Mr. Buckwalter, the Company's Executive Vice President and Chief Financial Officer until November 2002, entered into an employment and consulting agreement that provides that, after Mr. Campbell became the Company's Chief Financial Officer, Mr. Buckwalter will be retained by the Company as a consultant until December 31, 2003. As a consultant, Mr. Buckwalter receives a fee at a monthly rate of $20,840 and reimbursement of COBRA premiums if COBRA coverage is selected. With respect to 2002, Mr. Buckwalter shall receive a payment pursuant to the Management Incentive Plan. If the Company terminates Mr. Buckwalter's status as a consultant prior to December 31, 2003, he will be entitled to receive fees until December 31, 2003. The employment and consulting agreement also provides that for so long as Mr. Buckwalter is an employee and for one year after a termination as an employee with "cause", he shall not, without the Company's consent, participate or engage in, directly or indirectly, any business that is competitive with the glass container manufacturing business conducted by the Company as of the date of the termination of employment within the United States. In addition, during such period, he shall not, without the Company's consent, solicit the Company's employees, customers or suppliers.

EMPLOYMENT PLANS

     Equity Incentive Plan

            The equity incentive plan is designed to motivate and retain individuals who are responsible for the attainment of the Company's primary long-term performance goals and covers employees, directors or consultants. The plan provides for the grant of nonqualified stock options, incentive stock options and restricted stock for shares of the Company's common stock to participants of the plan selected by the board or a committee of the board (the "Administrator"). One million shares of common stock have been reserved under the plan. The terms and conditions of awards are determined by the Administrator for each grant, except that, unless otherwise determined by the Administrator, options vest and become exercisable as follows: 50.0% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50.0% of the option grant vests in three tranches of equal amounts if the Company attains certain performance targets established by the board.

            Upon a "Liquidity Event," all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A "Liquidity Event" is defined as (1) an event in which any person who is not the Company's affiliate becomes the beneficial owner, directly or indirectly, of 50.0% or more of the combined voting power of the Company's then outstanding securities, (2) the sale, transfer or other disposition of all or substantially all of the Company's business, whether by sale of assets, merger or otherwise to a person other than Cerberus, (3) if specified by the Company's board of directors in an award at the time of grant, the consummation of an initial public offering of common equity securities or (4) the Company's dissolution and liquidation.

     Management Incentive Plan

            The Anchor Glass Container Corporation Management Incentive Plan is designed to compensate the Company's salaried employees for performance with respect to planned business objectives. Participants are compensated based on the achievement of EBITDA targets or such other goals as determined by the compensation committee. Plan participation is limited to salaried employees within the organization. Eligible participants are designated at the beginning of each year as approved by the compensation committee. As of December 31, 2002, no payments have been made pursuant to this plan during the calendar year 2002.

     Employee Retention Plan

            The Anchor Glass Container Corporation Executive/Key Employee Retention Plan covers approximately 47 employees, at the vice president or director levels. Under this plan, upon a "change in control," if a participating employee is terminated by the Company "without cause" or terminates his or her employment with the Company for "good reason" (such as a reduction in base salary, a material change in position, duties or responsibilities, or a material change in job location) (in each case, as these terms are defined in the plan), the Company is obligated to pay a severance benefit to the employee. If all participating employees were to be terminated by the Company without cause and/or were to terminate their employment with the Company for good reason, the aggregate amount of severance benefits payable by the Company under this plan would be approximately $3.4 million. This plan expires October 2004.

            The Company made no grants of equity compensation awards under any of the foregoing plans to the Company's executives for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

            The following table sets forth information regarding compensation awarded to, earned by or paid, during the three years ended December 31, 2002, to the Company's Chief Executive Officer and each of the three other most highly compensated executive officers at the end of 2002.

                                                          ANNUAL COMPENSATION
                                        -----------------------------------------------------
                                                                               OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR         SALARY       BONUS(1)   COMPENSATION(2)   COMPENSATION(3)
-------------------------------------   ------     -----------   -----------  ---------------   ---------------
Richard M. Deneau ..................     2002      $   350,040   $   350,000   $          --     $      12,000
   President and Chief Executive         2001          350,040            --              --            10,200
   Officer                               2000          350,040            --          92,413             8,500

Darrin J. Campbell(4)...............     2002      $   250,080   $   250,000   $          --     $      11,000
   Chief Financial Officer and           2001          210,452            --              --            49,496
   Executive Vice President -            2000               --            --              --                --
   Sales and Asset Management

Roger L. Erb........................     2002      $   250,080   $   250,000   $          --     $      12,000
   Executive Vice President -            2001          250,080            --              --             9,646
   Operations and Engineering            2000          242,580            --          92,413             8,500

Dale A. Buckwalter(5) ..............     2002      $   250,080   $   250,000   $          --     $          --
   Executive Vice President and          2001          217,550            --              --                --
   Chief Financial Officer, until        2000           69,757            --          25,553                --
   November 2002

-------------
(1) Includes restructuring bonus paid in 2002. Excludes bonuses pursuant to the Management Incentive Plan for 2002, to be paid in 2003.

(2) For 2000 includes (i) compensation associated with the 1999 Officer Stock Purchase Plan for: Mr. Deneau - $66,861 and Mr. Erb - $66,861 and (ii) compensation associated with the 2000 Executive Stock Purchase Plan for:
      Mr. Deneau - $25,552, Mr. Erb - $25,552 and Mr. Buckwalter - $25,552.

(3) For 2002, includes the Company's contributions under the Company's 401(k) plan for: Mr. Deneau - $12,000, Mr. Campbell - $11,000 and Mr. Erb - $12,000. For 2001, includes (i) the Company's contributions under the Company's 401(k) plan for: Mr. Deneau - $10,200 and Mr. Erb - $9,646 and
      (ii) moving expenses paid by the Company for: Mr. Campbell - $49,496. For 2000, includes the Company's contributions under the Company's 401(k) plan for: Mr. Deneau - $8,500 and Mr. Erb - $8,500.

(4) Mr. Campbell joined the Company in 2000 and became the Company's Chief Financial Officer in November 2002.

(5) Mr. Buckwalter joined the Company in 2000 and served as the Company's Chief Financial Officer until November 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

            The Compensation Committee is comprised of Messrs. Gallen, Hamilton, Price and Tessler. Mr. Tessler is a Managing Director of Cerberus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock and the Company's Series C Participating Preferred Stock as of February 28, 2003 by:

      - each person who is known by us to beneficially own 5% or more of the Common Stock or Series C Participating Preferred Stock;

      -     each of the Company's directors; and

      - the Company's executive officers named in the Summary Compensation Table and all of the Company's current directors and executive officers as a group.

            Unless otherwise indicated in the footnotes to the table, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of the Company. All primary share amounts and percentages reflect beneficial ownership determined pursuant to Rule 13d-3 under the Securities and Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of February 28, 2003 and that no other stockholder so converts.

                                                                                 NUMBER OF        PERCENTAGE OF
                                                                                 SHARES OF        TOTAL SERIES C
                                              NUMBER OF       PERCENTAGE OF       SERIES C        PARTICIPATING
                                              SHARES OF       TOTAL COMMON     PARTICIPATING     PREFERRED STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER        COMMON STOCK        STOCK (%)     PREFERRED STOCK          (%)
---------------------------------------     ------------      --------------  ---------------    ----------------
AGC Holding (1)(2)                            8,514,000           94.60% (3)     75,000              100.0%
Pension Benefit Guaranty
   Corporation (4)                              474,000 (5)        5.00% (6)         --                 --
Richard M. Deneau (7)                           229,500            2.55%             --                 --
Darrin J. Campbell (8)                          121,500            1.35%             --                 --
Roger L. Erb (9)                                121,500            1.35%             --                 --
Dale A. Buckwalter (10)                          13,500            0.15%             --                 --
Directors and executive officers as a
   group (4 persons, including those
   listed above)                                486,000            5.40%             --                 --

----------
(1) Stephen Feinberg, in his capacity as the managing member of Cerberus Associates, L.L.C., the general partner of Cerberus Partners, L.P., which is the managing member of AGC Holding, exercises sole voting and sole investment control over all securities of the Company held by AGC Holding. Thus, pursuant to Rule 13d-3 under the Securities and Exchange Act, Stephen Feinberg is deemed to beneficially own all such securities of the Company held by AGC Holding.

(2) The address for AGC Holding is c/o Cerberus Capital Partners, L.P., 450 Park Avenue, 28th Floor, New York, New York 10022.

(3) This percentage is based on the number of shares of common stock outstanding as of December 31, 2002 and is not calculated on a fully-diluted basis. On a fully-diluted basis, AGC Holding would own approximately 89.4% of the Company's common stock.

(4)   The address for the PBGC is 1200 K Street N.W., Washington, D.C.
      20005-4026.

(5) Includes shares of common stock issuable upon exercise of the common stock warrant granted to the PBGC on August 30, 2002 in connection with the Company's Reorganization.

(6) For the purposes of computing the percentage of outstanding common stock of the PBGC, the 474,000 shares of common stock issuable upon exercise of the warrant granted to the PBGC were deemed to be outstanding. Such shares were not deemed to be outstanding for the purpose of computing the percentage of outstanding common stock of any other beneficial owner.

(7) On August 30, 2002, Mr. Deneau acquired 229,500 shares of common stock from Cerberus at a purchase price of $127,500.

(8) On August 30, 2002, Mr. Campbell acquired 121,500 shares of common stock from Cerberus at a purchase price of $67,500.

(9) On August 30, 2002, Mr. Erb acquired 121,500 shares of common stock from Cerberus at a purchase price of $67,500.

(10) On December 2, 2002, Mr. Buckwalter acquired 13,500 shares of common stock from Cerberus at a purchase price of $7,500.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONTROLLING STOCKHOLDER

            As part of the Company's Reorganization, certain Cerberus-affiliated funds and managed accounts invested $80.0 million of new equity capital into the Company, acquiring 100% of the Company's Series C Participating Preferred Stock for $75.0 million and 100% of the Company's Common Stock for $5.0 million. In addition, the Company arranged for a $20.0 million Term Loan from Ableco Finance LLC, an affiliate of Cerberus, which was repaid with a portion of the proceeds from the Senior Secured Notes.

STOCKHOLDERS' AGREEMENT

            On August 30, 2002, the Company entered into a Stockholders' Agreement with AGC Holding, the Company's majority stockholder, the PBGC, Mr. Deneau, the Company's Chief Executive Officer and one of the Company's directors, Mr. Campbell, the Company's then Executive Vice President of Sales and Asset Management, Mr. Erb, the Company's Executive Vice President of Operations and Engineering and Mr. Buckwalter, the Company's former Executive Vice President and Chief Financial Officer.

            Demand Registration Rights. AGC Holding has certain demand registration rights, subject to the following limitations: (i) in no event is the Company required to effect a demand registration until the earlier of (a) an initial public offering of equity securities and (b) the first anniversary of the Stockholders' Agreement; (ii) in no event is the Company required to effect a demand registration unless the aggregate offering price, net of underwriting discounts and commissions, is at least $1,000,000; provided, however, that the Company is required to effect a demand registration regardless of the aggregate offering price in the event that AGC Holding is disposing of all of the registrable securities held by it; and (iii) subject to certain requirements pursuant to the Stockholders' Agreement, in no event is the Company required to effect, in the aggregate, more than four demand registrations. In addition, if AGC Holding requests that the Company file a registration statement on Form S-3 for a public offering of all or any portion of its shares of registrable securities, the reasonably anticipated aggregate price to the public of which would exceed $1,000,000, the Company is required to use its best efforts to register for public sale the registrable securities specified in such request.

            Incidental Registration Rights. If, after an initial public offering of equity securities, the Company proposes to register any of the Company's securities under the Securities Act of 1933 (other than in a registration on Form S-4 or S-8 and other than pursuant to the preceding paragraph), the Company will notify all holders of registrable securities of the Company's intention and upon the request of any holder, subject to certain restrictions, effect the registration of all securities requested by holders to be so registered.

            Subject to the Stockholders' Agreement, the Company will pay all registration expenses and indemnify each holder of registrable securities with respect to each registration which has been effected.

            Restrictions on Transfers. Subject to the Stockholders' Agreement, if the other stockholders party to the Stockholders' Agreement wish to transfer all or any portion of their shares of the Company's common stock pursuant to the terms of a bona fide offer received from a third party, such other stockholders must first submit to AGC Holding such offer to sell such shares on the same terms and conditions. If AGC Holding wishes to transfer any shares owned by it to any other person or entity in one or more transactions and, immediately after giving effect to such transaction(s), AGC Holding and its transferees, successors and assigns in the aggregate will own less than 51% of the outstanding shares of the Company's common stock, pursuant to the terms of a bona fide offer received from a third party, AGC Holding must first submit to the other stockholders such offer to sell such shares on the same terms and conditions.

INTERCOMPANY AGREEMENTS

            Prior to the Company's Reorganization, it was a party to several agreements with the Company's former affiliates. These agreements included (i) an agreement pursuant to which the Company filled orders for customers of affiliated glass manufacturers and affiliated glass manufacturers filled orders for the Company's customers and (ii) a management agreement pursuant to which the Company's former affiliate provided specified managerial services for the Company. In conjunction with the Company's Reorganization, all of the Company's intercompany agreements, with the exception of the agreement with GGC discussed below, were either canceled or terminated.

AGREEMENT WITH GGC

            In February 2002, prior to the Company's Reorganization, Mr. J. Ghaznavi, the Company's former chief executive officer and director, purchased GGC, the Company's former affiliate, from Consumers, the Company's former majority stockholder. In connection with a proposed settlement of litigation commenced by the National Bank of Canada against Anchor and certain other affiliates, Anchor and GGC have entered into a services agreement, whereby Anchor will assist GGC in certain functions, including information systems, through 2004. GGC will pay a fee to Anchor of $0.5 million, plus a percentage of GGC's cash flows, as determined in accordance with the services agreement, for each year of the agreement, payable in three annual installments commencing on April 30, 2005.

OTHER

            Prior to the Company's Reorganization, Anchor and certain of its former affiliates from time to time engaged the law firm of Eckert Seamans Cherin and Mellot, LLC to represent them on a variety of matters. C. Kent May, one of the Company's former executive officers and directors, and Jonathan K. Hergert, one of the Company's former directors, are members of such law firm.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES.

            An evaluation was carried out, within the 90 days prior to the filing of this report, under the supervision of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, Anchor's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   Financial Statements, Schedules and Exhibits

            1. Financial Statements. The Financial Statements of Anchor Glass Container Corporation and the Reports of Independent Certified Public Accountants are included beginning at page F-1 of this Annual Report on Form 10-K. See the index included on page 18.

            2. Financial Statement Schedules. The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements of Anchor Glass Container Corporation.

     SCHEDULE II

                                                 ANCHOR GLASS CONTAINER CORPORATION
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                FOUR MONTHS ENDED DECEMBER 31, 2002,
                                               EIGHT MONTHS ENDED AUGUST 31, 2002 AND
                                             TWO YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                       (DOLLARS IN THOUSANDS)

               Column A                   Column B     Column C     Column D      Column E      Column F
               --------                   --------     --------     --------      --------      --------
                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                      END OF
              DESCRIPTION                 OF PERIOD    EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------   ----------   ----------   -----------   ----------    ----------
Four months ended December 31, 2002
   Allowance for doubtful accounts        $     645    $      --    $     --      $     84(A)   $     561
Eight months ended August 31, 2002
   Allowance for doubtful accounts        $   1,000    $     (75)   $    285      $     (5)(A)  $     645
Year ended December 31, 2001 Allowance
   for doubtful accounts                  $   1,100    $      --    $     --      $    100(A)   $   1,000
Year ended December 31, 2000 Allowance
   for doubtful accounts                  $   1,100    $     285    $     --      $    285(A)   $   1,100

---------
(A)   Accounts written off

      3.    Exhibits

  EXHIBIT
  NUMBER        ITEM
  ------        ----
   3.1          Amended and Restated Certificate of Incorporation of         (C)
                Anchor

   3.2          Certificate of Amendment of Amended and Restated             (C)
                Certificate of Incorporation of Anchor

   3.3          Amended and Restated By-Laws of Anchor                       (C)

   3.4          Certificate of Designation of Series C Participating         (C)
                Preferred Stock

   3.5          Certificate of Amendment of Amended and Restated             (C)
                Certificate of Incorporation of Anchor

   3.6          Certificate of Amendment of The Certificate of
                Designation

   4.1          Stockholders' Agreement, dated August 30, 2002, by and       (C)
                among Anchor, the Investors and the Other Stockholders

   4.2 Indenture dated as of February 7, 2003 among Anchor, as Issuer and The Bank of New York, as Trustee

   4.3          Collateral Access and Intercreditor Agreement, dated
                February 7, 2003, by and among Congress Financial
                Corporation (Central), in its capacity as collateral agent, and The Bank of New York, in its capacity as trustee and collateral agent

   4.4 Registration Rights Agreement, dated February 7, 2003, among Anchor and the Initial Purchasers

   10.1+        Southeast Glass Bottle Supply Agreement between
                Anheuser-Busch, Incorporated and Anchor                      (B)

   10.2+        Glass Bottle Agreement between Anheuser-Busch,
                Incorporated and Anchor

   10.3         Limited License Agreement, dated March 8, 2002 between       (C)
                Owens Brockway Glass Container Inc. and Anchor

   10.4         Loan and Security Agreement by and among Anchor, as          (C)
                Borrower, and Congress Financial Corporation
                (Central), as Administrative and Collateral Agent,
                Bank of America, N.A., as Documentation Agent, and the
                Financial Institutions Named Therein, as Lenders,
                dated August 30, 2002

   10.5         Term Loan Agreement by and among Anchor, as Borrower,        (C)
                the financial institutions from time to time party
                thereto, as Lenders, and Ableco Finance LLC, as Agent,
                dated August 30, 2002

   10.6         Security Agreement, made by Anchor in favor of Ableco        (C)
                Finance LLC, dated August 30, 2002

   10.7         Pledge Agreement, made by Anchor in favor of Ableco          (C)
                Finance LLC, dated August 30, 2002

   10.8         Collateral Agency and Intercreditor Agreement dated          (C)
                August 30, 2002 between Congress Financial
                Corporation (Central) and Ableco Finance, LLC

   10.9 Amendment No. 1 to Loan and Security Agreement by and among Anchor, as Borrower, the financial institutions from time to time parties to the Loan Agreement, as Lenders, and Congress Financial Corporation (Central), as Agent, dated December 31, 2002

   10.10 Amendment No. 2 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial
                Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan
                Agreement, as Lenders, dated February 7, 2003

   10.11        Termination and Release Agreement between Anchor and
                Ableco Finance LLC, dated February 7, 2003


  EXHIBIT
  NUMBER        ITEM
  ------        ----
   12.1         Statement re: computation of ratio of earnings to
                fixed charges for the four months ended December 31,
                2002, the eight months ended August 31, 2002 and the
                years ended December 31, 2001, 2000, 1999 and 1998

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

(B) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(C) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

      All other exhibits filed herewith.

  (b)   Reports on Form 8-K

            None.

                  ANCHOR GLASS CONTAINER CORPORATION

                     INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
Reports of Independent Certified Public Accountants                               F-2

Statements of Operations and Comprehensive Income (Loss) -
         Four Months Ended December 31, 2002 (Reorganized Company),
         Eight Months Ended August 31, 2002 and
         Two Years Ended December 31, 2001 and 2000 (Predecessor Company)         F-5

Balance Sheets -
         December 31, 2002 (Reorganized Company) and
         December 31, 2001 (Predecessor Company)                                  F-6

Statements of Cash Flows -
         Four Months Ended December 31, 2002 (Reorganized Company),
         Eight Months Ended August 31, 2002 and
         Two Years Ended December 31, 2001 and 2000 (Predecessor Company)         F-8

Statements of Stockholders' Equity (Deficit) -
         Four Months Ended December 31, 2002 (Reorganized Company),
         Eight Months Ended August 31, 2002 and
         Two Years Ended December 31, 2001 and 2000 (Predecessor Company)         F-10

Notes to Financial Statements                                                     F-12

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Anchor Glass Container Corporation:

We have audited the accompanying balance sheets of Anchor Glass Container Corporation (a Delaware corporation) as of December 31, 2001* and 2000*, and the related statements of operations and other comprehensive loss, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2001*. These financial statements and Schedule II* are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anchor Glass Container Corporation as of December 31, 2001* and 2000*, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15* to the financial statements, the Company is currently facing significant uncertainties regarding the acceleration provisions in its financing agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15*. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II* listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II* has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Tampa, Florida,
March 15, 2002

* Subsequent to the date of this report, the balance sheet as of December 31, 2001 and the related statements of operations and other comprehensive loss, stockholders' equity and cash flows and financial statement schedule information for the year then ended were audited by PricewaterhouseCoopers LLP whose report appears on page F-3 of this Annual Report on Form 10-K.

     See Note 1 to the financial statements under the sub-headings Goodwill and New Accounting Standards for a discussion of changes made to the original 2000 financial statements, with respect to which Arthur Andersen LLP did not audit the changes. Note 15 to the original notes to financial statements, which discussed a going concern qualification and management's plans with respect thereto, has not been reproduced as a result of the Company's reorganization discussed in Note 3 to the financial statements.

     The financial statements and financial statement schedule information as of December 31, 2000 and for the year ended December 31, 1999 are not presented in this Annual Report on Form 10-K.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Anchor Glass Container
Corporation:

In our opinion, the accompanying balance sheet as of December 31, 2001 and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Anchor Glass Container Corporation at December 31, 2001, and the results of its operations and cash flows for the eight-month period ended August 31, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2000, before the revisions described in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 15, 2002, which contained an explanatory paragraph surrounding the Company's ability to continue as a going concern.

The Company's plan of reorganization became effective on August 30, 2002. As discussed in Notes 2 and 3 to the financial statements, the Company adopted "Fresh-Start Reporting" principles in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As a result of the reorganization and the adoption of Fresh-Start Reporting, the Company's August 31, 2002 statements of operations and comprehensive income, of stockholders' equity and of cash flows are not comparable to the Company's December 31, 2001 statements of operations and comprehensive loss, of stockholders' equity and of cash flows.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards (FASB Statement) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

As discussed above, the financial statements of Anchor Glass Container Corporation for the year ended December 31, 2000 were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to reflect the adoption of FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was adopted by the Company upon adoption of Fresh-Start Reporting. Additionally, as described in
Note 1, these financial statements have been revised to include the transitional disclosures required by FASB Statement No. 142. We audited the adjustments that were applied to revise the 2000 financial statements for the adoption of FASB Statement No. 145 and the transitional disclosures required by FASB Statement No. 142, both of which are described in Note 1. In our opinion, the adjustments for the adoption of FASB Statement No. 145 are appropriate and have been properly applied, and the transitional disclosures for 2000 related to the adoption of FASB Statement No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such adjustments and transitional disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.


PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
November 22, 2002

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Anchor Glass Container
Corporation:

In our opinion, the accompanying balance sheet and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Anchor Glass Container Corporation at December 31, 2002, and the results of its operations and cash flows for the four months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
February 28, 2003

                       ANCHOR GLASS CONTAINER CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Reorganized                Predecessor Company
                                                         Company       -------------------------------------------
                                                       Four Months     Eight Months
                                                           Ended           Ended         Years Ended December 31,
                                                       December 31,      August 31,     --------------------------
                                                           2002             2002           2001           2000
                                                       ------------    -------------    -----------     ----------
Net sales.........................................     $   211,379      $   504,195     $   702,209     $  629,548
Costs and expenses:
  Cost of products sold...........................         192,434          451,619         658,641        603,061
  Selling and administrative expenses.............           9,683           19,262          28,462         33,222
  Restructuring, net..............................              --             (395)             --             --
  Related party provisions and charges...........               --               --          35,668             --
                                                       -----------      -----------     -----------     ----------
Income (loss) from operations....................            9,262           33,709         (20,562)        (6,735)
Reorganization items, net........................               --           47,389              --             --
Other income, net................................              450              673             106          5,504
Interest expense.................................          (10,381)         (17,948)        (30,612)       (31,035)
                                                       -----------      -----------     -----------     ----------
Net income (loss)................................      $      (669)     $    63,823     $   (51,068)    $  (32,266)
                                                       ===========      ===========     ===========     ==========
Series A and B preferred stock dividends.........                       $    (4,100)    $   (14,057)    $  (14,057)
                                                                        ===========     ===========     ==========
Income (loss) applicable to common stock.........                       $    59,723     $   (65,125)    $  (46,323)
                                                                        ===========     ===========     ==========
Basic net income (loss) per share applicable to
    common stock.................................                       $     11.37     $    (12.40)    $    (8.82)
                                                                        ===========     ===========     ==========
Basic weighted average number of common shares
    outstanding..................................                         5,251,356       5,251,356      5,251,356
                                                                        ===========     ===========     ==========
Diluted net income (loss) per share applicable to
    common stock.................................                       $      1.89     $    (12.40)    $    (8.82)
                                                                        ===========     ===========     ==========
Diluted weighted average number of common shares
    outstanding..................................                        33,805,651       5,251,356      5,251,356
                                                                        ===========     ===========     ==========
Comprehensive income (loss):
    Net income (loss)............................      $      (669)     $    63,823     $   (51,068)    $  (32,266)
    Other comprehensive income (loss):
      Minimum pension liability adjustment.......               --               --         (62,468)       (13,000)
      Derivative income (loss)...................              190              531            (531)            --
                                                       -----------      -----------     -----------     ----------
Comprehensive income (loss)......................      $      (479)     $    64,354     $  (114,067)    $  (45,266)
                                                       ===========      ===========     ===========     ==========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Reorganized       Predecessor
                                                                         Company           Company
                                                                       ------------      ------------
                                                                       December 31,      December 31,
Assets                                                                     2002              2001
                                                                       ------------      ------------
Current assets:
Cash and cash equivalents ........................................     $        351      $        416
Restricted cash ..................................................            4,387                --
Accounts receivable, less allowance for doubtful accounts of
     $561 and $1,000, respectively ...............................           42,070            43,182
Related party receivables, less allowance for doubtful accounts of
     $24,979 in 2001 .............................................               --             1,020
Inventories ......................................................          102,149           105,573
Other current assets .............................................            8,603             7,087
       Total current assets ......................................          157,560           157,278
                                                                       ------------      ------------

Property, plant and equipment:
     Land and land improvements ..................................           11,694             6,622
     Buildings ...................................................           67,004            62,995
     Machinery, equipment and molds ..............................          322,565           430,185
     Less accumulated depreciation and amortization ..............          (16,877)         (219,949)
                                                                            384,386           279,853
                                                                       ------------      ------------

Other assets .....................................................            6,815            26,042

Intangible assets, net of accumulated amortization of $264 .......            7,636                --

Intangible pension asset .........................................               --            22,559

Goodwill, net of accumulated amortization of $14,553 in 2001 .....               --            44,852
                                                                       ------------      ------------

                                                                       $    556,397      $    530,584
                                                                       ============      ============

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Reorganized       Predecessor
                                                                            Company           Company
                                                                          ------------      ------------
                                                                          December 31,      December 31,
 Liabilities and Stockholders' Equity (Deficit)                               2002              2001
                                                                          ------------      ------------
 Current liabilities:
 Borrowings under revolving credit facility .........................     $     47,413      $     50,981
 Current maturities of long-term debt ...............................            8,315               822
 Long-term debt classified as current ...............................               --           206,091
 Accounts payable ...................................................           46,969            44,673
 Related party payables .............................................               --             4,943
 Accrued expenses ...................................................           35,314            20,836
 Accrued interest ...................................................            5,167             5,686
 Accrued compensation and employee benefits .........................           26,331            24,581
                                                                          ------------      ------------
        Total current liabilities ...................................          169,509           358,613

 Bonds and long-term capital leases .................................          182,433             1,541
 Long-term obligation to PBGC .......................................           60,640                --
                                                                          ------------      ------------
     Long-term debt .................................................          243,073             1,541
 Long-term pension liabilities ......................................               --           122,541
 Long-term post-retirement liabilities ..............................           40,342            63,255
 Other long-term liabilities ........................................           26,974            26,649
                                                                               310,389           213,986
                                                                          ------------      ------------
 Commitments and contingencies

 Mandatorily redeemable preferred stock, Series A, $0.01 par value;
     2001 - authorized, issued and outstanding 2,239,320 shares .....               --            82,026
                                                                          ------------      ------------
 Stockholders' equity (deficit):

 Redeemable preferred stock, Series C, $0.01 par value; 100,000 shares authorized; 75,000 shares issued and outstanding ($78,022
     liquidation preference) ........................................                1                --
 Redeemable preferred stock, Series B, $0.01 par value; 2001 -
     5,000,000 shares authorized; 3,360,000 shares issued and
     outstanding ....................................................               --                34
     Issuable preferred stock; 2001 - 869,235 shares at $25 per share               --            21,731
 Common stock, $0.10 par value; 21,000,000 shares authorized;
     9,000,000 shares issued and outstanding ........................              900                --
 Common stock, $0.10 par value; (2001 - authorized 50,000,000 shares;
     shares issued and outstanding 3,357,825) .......................               --               336
 Warrants; issued and outstanding (2001-1,893,531) ..................               --             9,446
 Participation component of Series C preferred stock ................              750                --
 Capital in excess of par value .....................................           78,349           104,520
 Accumulated deficit ................................................           (3,691)         (184,109)
 Accumulated other comprehensive income (loss):
      Derivative income (loss) ......................................              190              (531)
      Additional minimum pension liability ..........................               --           (75,468)
                                                                          ------------      ------------
                                                                                76,499          (124,041)
                                                                          ------------      ------------
                                                                          $    556,397      $    530,584
                                                                          ============      ============

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          Reorganized
                                                            Company                       Predecessor Company
                                                          ------------      ------------------------------------------------
                                                          Four Months       Eight Months
                                                             Ended             Ended             Years Ended December 31,
                                                          December 31,       August 31,       ------------------------------
                                                              2002              2002              2001              2000
                                                          ------------      ------------      ------------      ------------
Cash flows from operating activities:
Net income (loss) ...................................     $       (669)     $     63,823      $    (51,068)     $    (32,266)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization of property and
     equipment ......................................           17,747            35,721            50,748            49,651
  Other amortization ................................              887             1,609             5,665             7,608
  Restructuring, net ................................               --              (395)               --                --
  Reorganization items, net .........................               --           (47,389)               --                --
  Restructuring and reorganization payments .........           (3,644)           (4,835)               --                --
  Related party provisions and charges ..............               --                --            35,668                --
  (Gain) loss on sale of property and equipment .....               (7)               90              (495)           (4,161)
  Other .............................................             (125)             (329)             (118)            2,164
Increase (decrease) in cash resulting from changes in
  assets and liabilities ............................            8,936             4,819            (2,919)          (12,953)
                                                          ------------      ------------      ------------      ------------
                                                                23,125            53,114            37,481            10,043
                                                          ------------      ------------      ------------      ------------
Cash flows from investing activities:
  Expenditures for property, plant and equipment ....          (28,666)          (42,654)          (41,952)          (39,805)
  Proceeds from sale of property and equipment ......           10,026                47            14,812            12,382
  Deposit of sale proceeds into escrow account ......          (10,000)               --           (13,379)          (14,205)
  Withdrawal of funds from escrow account ...........           10,000                --            13,348            22,463
  Change in restricted cash .........................            1,548            (5,935)               --                --
  Payments of strategic alliances with customers ....               --            (1,266)           (1,824)           (1,800)
  Other .............................................             (996)              265            (1,879)           (2,757)
                                                          ------------      ------------      ------------      ------------
                                                               (18,088)          (49,543)          (30,874)          (23,722)
                                                          ------------      ------------      ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ..........               --            20,000                --                --
  Principal payments of long-term debt ..............             (736)          (51,416)           (1,937)           (2,058)
  Net draws on Revolving Credit Facility ............           15,817            31,596                --                --
  Net draws (repayments) on prior revolving credit
     facilities .....................................               --           (50,981)           (7,976)           18,062
  Proceeds from issuance of preferred stock .........               --            75,000                --                --
  Proceeds form issuance of common stock ............               --             5,000                --                --
  Payments made under the PBGC Agreement ............           (1,038)          (20,750)               --                --
  Restructuring and reorganization payments .........           (1,056)          (10,727)               --                --
  Plan distributions to Series A preferred stock ....          (17,409)               --                --                --
  Other, primarily financing fees ...................             (573)           (1,400)             (810)           (3,071)
                                                          ------------      ------------      ------------      ------------
                                                                (4,995)           (3,678)          (10,723)           12,933
                                                          ------------      ------------      ------------      ------------
Cash and cash equivalents:
  Increase (decrease) in cash and cash equivalents ..               42              (107)           (4,116)             (746)
  Balance, beginning of period ......................              309               416             4,532             5,278
                                                          ------------      ------------      ------------      ------------
  Balance, end of period ............................     $        351      $        309      $        416      $      4,532
                                                          ============      ============      ============      ============

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       Reorganized
                                                         Company                      Predecessor Company
                                                      ------------      ------------------------------------------------
                                                       Four Months      Eight Months
                                                         Ended             Ended             Years Ended December 31,
                                                      December 31,       August 31,       ------------------------------
                                                          2002              2002              2001              2000
                                                      ------------      ------------      ------------      ------------
Supplemental disclosure of cash flow information:

     Cash paid during the period for:
       Interest .................................     $     11,638      $     12,081      $     28,223      $     27,657
                                                      ============      ============      ============      ============

     Increase (decrease) in cash resulting from
       changes in assets and liabilities:
       Accounts receivable ......................     $      5,976      $     (2,342)     $     (2,084)     $     10,607
       Accounts receivable, related party .......               --                --            (5,441)          (13,203)
       Inventories ..............................          (14,914)           18,338            19,948           (18,544)
       Other current assets .....................            1,230               533               974            (2,455)
       Accounts payable, accrued expenses and
         other current liabilities ..............           11,359            (6,956)          (25,199)           (1,783)
       Other, net ...............................            5,285            (4,754)            8,883            12,425
                                                      ------------      ------------      ------------      ------------
                                                      $      8,936      $      4,819      $     (2,919)     $    (12,953)
                                                      ============      ============      ============      ============

Supplemental noncash activities:
     Non-cash equipment financing ...............     $     10,000      $         --      $         --      $         --
                                                      ============      ============      ============      ============
     Non-cash compensation ......................     $         --      $         --      $         --      $        828
                                                      ============      ============      ============      ============

The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be cash equivalents.

                       ANCHOR GLASS CONTAINER CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                                      Accumulated
                                                                              Capital                    other         Total
                              Series B     Issuable                          in excess                  compre-     stockholders'
                              preferred    preferred    Common                 of par    Accumulated    hensive        equity
                                stock        stock      stock    Warrants      value       deficit        loss        (deficit)
                              ----------  -----------  -------  ---------   -----------  -----------  ------------  -------------
Balance, January 1, 2000 ..  $        34  $    21,731  $   216  $  15,445   $    98,340  $   (89,579)  $        --   $    46,187

Warrants exercised ........           --           --       --        (12)           12           --            --            --

Contribution from
   shareholder related to
   profit on intercompany
   sales ..................           --           --        --         --            51           --            --            51

Dividends accrued on Series
   A Preferred Stock ......           --           --        --         --            --       (5,598)           --        (5,598)

Net loss ..................           --           --        --         --            --      (32,266)           --       (32,266)

Amount related to minimum
   pension liability ......           --           --        --         --            --           --       (13,000)      (13,000)
                             -----------  -----------  --------  ---------   -----------  -----------   -----------   -----------

Balance, December 31, 2000            34       21,731       216     15,433        98,403     (127,443)      (13,000)       (4,626)

Warrants exercised ........           --           --       120     (5,987)        5,867           --            --            --

Contribution from
   shareholder related to
   profit on intercompany
   sales ..................           --           --        --         --           250           --            --           250

Dividends accrued on Series
   A Preferred Stock ......           --           --        --         --            --       (5,598)           --        (5,598)

Net loss ..................           --           --        --         --            --      (51,068)           --       (51,068)

Derivative loss ...........           --           --        --         --            --           --          (531)         (531)

Amount related to minimum
   pension liability ......           --           --        --         --            --           --       (62,468)      (62,468)
                             -----------  -----------  --------  ---------   -----------  -----------   -----------   -----------

Balance, December 31, 2001   $        34  $    21,731  $    336  $   9,446   $   104,520  $  (184,109)  $   (75,999)  $  (124,041)
                             -----------  -----------  --------  ---------   -----------  -----------   -----------   -----------

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                                              Accumu-
                                                                         Partici-                              lated
                                                                          pation                               other       Total
                                                                         component     Capital                compre-      stock-
                              Series B    Series C                         of pre-    in excess    Accumu-    hensive     holders'
                             preferred   preferred    Common               ferred      of par       lated      income      equity
                               stock       stock      stock   Warrants     stock        value      deficit     (loss)     (deficit)
                             ----------  ----------  -------  --------  ------------  ---------   ---------   ---------   ---------
   Predecessor Company
Balance, January 1, 2002 ..  $   21,765  $       --  $   336   $ 9,446  $         --  $ 104,520   $(184,109)  $ (75,999)  $(124,041)

Dividends accrued on Series
   A preferred stock ......          --          --       --        --            --         --      (1,633)         --      (1,633)

Net income ................          --          --       --        --            --         --      63,823          --      63,823

Derivative income .........          --          --       --        --            --         --          --         531         531

Reorganization adjustments,
   net ....................     (21,765)         --     (336)   (9,446)           --   (104,520)    121,919      75,468      61,320

Issuance of 75,000 shares
   of Series C preferred
   stock ..................          --           1       --        --           750     74,249          --          --      75,000

Issuance of 9,000,000
   shares of common stock .          --          --      900        --            --      4,100          --          --       5,000
                             ----------  ----------  -------   -------  ------------  ---------   ---------   ---------   ---------
    Reorganized Company
Balance, August 31, 2002 ..          --           1      900        --           750     78,349          --          --      80,000

Dividends accrued on Series
   C preferred stock ......          --          --       --        --            --         --      (3,022)         --      (3,022)

Net loss ..................          --          --       --        --            --         --        (669)         --        (669)

Derivative income .........          --          --       --        --            --         --          --         190         190
                             ----------  ----------  -------   -------  ------------  ---------   ---------   ---------   ---------
Balance, December 31, 2002   $       --  $        1  $   900   $    --  $        750  $  78,349   $  (3,691)  $     190   $  76,499
                             ==========  ==========  =======   =======  ============  =========   =========   =========   =========

See Notes to Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization of the Company

            On August 30, 2002, Anchor Glass Container Corporation (the "Company" or "Anchor"), a Delaware corporation, completed a restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code. Certain investment funds and managed accounts affiliated with Cerberus Capital Management, L.P. ("Cerberus"), acquired all of the outstanding capital stock of Anchor through their investment in Anchor Glass Container Holding L.L.C. ("AGC Holding"), a Delaware limited liability company formed in August 2002 and the parent company of Anchor. As of December 31, 2002, AGC Holding owns approximately 95% of the outstanding common stock and 100% of the outstanding Series C Participating Preferred Stock of Anchor. The remaining outstanding shares of common stock of Anchor are held by certain officers of Anchor.

            The financial statements of the Company as of and for periods subsequent to August 31, 2002 are referred to as the "Reorganized Company" statements. All financial statements prior to that date are referred to as the "Predecessor Company" statements. The financial statements for the eight months ended August 31, 2002 give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting. The effective date of the Company's Plan was August 30, 2002 (the "Effective Date"); however, for accounting purposes, the Company has accounted for the reorganization and fresh start adjustments on August 31, 2002, to coincide with the Company's normal financial closing for the month of August.

     Business Segment

            The Company operates as one reportable segment and is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, beverage, food, and liquor industries. The Company markets its products throughout the United States. The Company's international and export sales are insignificant. Sales to Anheuser-Busch Companies, Inc. ("Anheuser-Busch") represented approximately 46.1%, 42.5%, 36.3% and 32.7%, respectively, of net sales for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the two years ended December 31, 2001 and 2000. The loss of Anheuser-Busch or another significant customer, unless replaced, could have a material adverse effect on the Company's business.

     Revenue Recognition

            Revenues are recognized as product is shipped to customers, net of applicable rebates and discounts. The Company may invoice customers to recover certain cost increases, recognizing these amounts as revenue in net sales.

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

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Inventories

            Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs. Freight costs of delivery of inventories to customers are included in cost of products sold on the statement of operations. Inventories are comprised of:

                                                           Reorganized   Predecessor
                                                             Company       Company
                                                           ------------  ------------
                                                           December 31,  December 31,
                                                               2002          2001
                                                           ------------  ------------
       Raw materials and manufacturing supplies .........  $     22,796  $     22,171
       Finished products ................................        79,353        83,402
                                                           ------------  ------------
                                                           $    102,149  $    105,573
                                                           ============  ============

     Property, Plant and Equipment

            Property, plant and equipment expenditures, including furnace rebuilds which extend useful lives and expenditures for glass forming machine molds, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets, except for molds which are depreciated on a unit of production method based on units of glass produced, supplemented by a net realizable formula to cover technical obsolescence. Generally, annual depreciation lives are 40 years for buildings and range from 5 to 12 years for machinery and equipment. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 4 to 5 years, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets or the life of the lease, if shorter. Maintenance and repairs are charged directly to expense as incurred. Construction in progress, included in machinery and equipment, at December 31, 2002 and 2001, was approximately $12,750 and $26,300, respectively. Interest costs on construction projects are not capitalized due to the short duration and recurring nature of the projects.

     Goodwill

            Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS 142"), that addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. For the financial statements of the Predecessor Company, it was determined that the fair value of the Company was greater than the carrying amount of the net assets and no goodwill impairment resulted from the adoption SFAS 142.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            The following table reconciles the Company's net loss in the years ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization, to amounts previously reported:

                                                           Years Ended December 31,
                                                          --------------------------
                                                             2001            2000
                                                          ----------      ----------
       Net loss, as reported ........................     $  (51,068)     $  (32,266)
       Goodwill amortization ........................          2,976           2,976
                                                          ----------      ----------
       Net loss, as adjusted ........................     $  (48,092)     $  (29,290)
                                                          ==========      ==========
       Basic and diluted net income (loss) per share
         applicable to common stock, as reported ....     $   (12.40)     $    (8.82)
                                                          ==========      ==========
       Basic and diluted net income (loss) per share
            applicable to common stock, as adjusted .     $   (11.83)     $    (8.25)
                                                          ==========      ==========

            Goodwill represented the excess of the 1997 purchase price over the estimated fair value of net assets then acquired and was amortized on a straight-line basis over a twenty-year period. Amortization expense was $2,976 in each of the two years ended December 31, 2001 and 2000.

     Intangible assets

            Intangible assets at August 31, 2002 have been valued at fair market value by independent appraisers. These assets are attributable to long-term customer relationships and are being amortized on a straight-line basis over a period of ten years, which represents the estimated economic useful lives of these relationships. Amortization expense was $264 in the four months ended December 31, 2002. The Company estimates annual amortization expense of $790 in each of the next five years.

     Impairment of Long-Lived Assets

            Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") and the reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations, for the disposal of a segment of a business. SFAS 121 established the recognition and measurement standards related to the impairment of long-lived assets. The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company concluded that no impairment exists as of December 31, 2002. SFAS 121 did not have a material effect on the Company's results of operations or financial position for the two years ended December 31, 2001. Assets previously held for sale have been reclassified as operating property, plant and equipment as required by SFAS 144.

     Strategic Alliances with Customers

            The Company had entered into long-term agreements with several customers. Payments made to these customers are being amortized as a component of net sales on the statement of operations over the term of the

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

related supply contract, which range between 3 and 5 years. The remaining unamortized balances of these agreements are not material and have been reclassified into other assets.

     Income Taxes

            The Company applied Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109") which establishes financial accounting and reporting standards for the effects of income taxes which result from a company's activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future taxable income and the Company's tax planning strategies and is made on an ongoing basis. Consequently, future material changes in the valuation allowance are possible.

     Accounts Payable

            Accounts payable includes checks issued and outstanding of approximately $13,683 and $13,000, respectively, at December 31, 2002 and 2001.

     Fair Value of Financial Instruments

            Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value equal to its carrying value at December 31, 2002. Long-term debt was estimated to have a fair value of approximately $163,000 at December 31, 2001 based on the then available market information. The carrying amount of other financial instruments, except for the natural gas futures discussed in Note 6, approximate their estimated fair values.

            The fair value information presented herein is based on information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

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

     Income (Loss) per Share

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            Basic and diluted net income (loss) per common share was computed by dividing income (loss) applicable to common stock by the weighted-average number of common shares and contingently issuable shares outstanding during the period. Warrants outstanding were contingently issuable shares as the stock underlying the warrants were issuable for no additional consideration and the conditions necessary for share exercise had been met. As applicable, there was no effect given for the assumed conversion of 6,468,555 shares of preferred stock for the two years ended December 31, 2001 and 2000, as the conversion would have been anti-dilutive.

            The computation of basic and diluted net income (loss) per share is as follows (dollars in thousands, except per share data):

                                                                  Eight Months
                                                                     Ended             Years Ended December 31,
                                                                   August 31,       ------------------------------
                                                                      2002              2001              2000
                                                                  ------------      ------------      ------------
       Basic net income (loss) per share:
           Income (loss) applicable to common stock .........     $     59,723      $    (65,125)     $    (46,323)
           Divided by the sum of:
              Weighted average shares outstanding ...........        3,357,825         2,772,212         2,158,431
              Weighted average warrants outstanding .........        1,893,531         2,479,144         3,092,925
                                                                  ------------      ------------      ------------
                                                                     5,251,356         5,251,356         5,251,356
                                                                  ------------      ------------      ------------
       Basic net income (loss) per share applicable to
           common stock .....................................     $      11.37      $     (12.40)     $      (8.82)
                                                                  ============      ============      ============

       Diluted net income (loss) per share:
           Income (loss) applicable to common stock .........     $     59,723      $    (65,125)     $    (46,323)
           Effect of dilutive securities - Dividends on
              Series A and B preferred stock ................            4,100                --                --
                                                                  ------------      ------------      ------------
                                                                        63,823           (65,125)          (46,323)
                                                                  ------------      ------------      ------------
           Divided by the sum of:
              Weighted average shares outstanding ...........        3,357,825         2,772,212         2,158,431
              Weighted average warrants outstanding .........        1,893,531         2,479,144         3,092,925
              Dilutive potential common shares - Series A
                  and B preferred stock .....................       28,554,295                --                --
                                                                  ------------      ------------      ------------
                                                                    33,805,651         5,251,356         5,251,356
                                                                  ------------      ------------      ------------
       Diluted net income (loss) per share applicable to
           common stock .....................................     $       1.89      $     (12.40)     $      (8.82)
                                                                  ============      ============      ============

     Stock Option Plan - Consumers Plan

            Salaried employees of the Company participated in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers Packaging Inc. ("Consumers"), Anchor's former indirect parent. Consumers requested the Toronto Stock Exchange (the "TSE") to suspend trading of Consumers common stock and effective December 31, 2001, the TSE issued a trading halt. The closing price at the time of the trading halt was Cdn.$0.015 per share.

            These options, which have been cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the stock on the date of the grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123").

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The Company applied APB 25 in accounting for these stock options and accordingly, no compensation cost had been reported in the financial statements for the eight months ended August 31, 2002 and the two years ended December 31, 2001. In accordance with SFAS 123, the fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest rate ranging from 5.50% to 5.99%, (ii) expected option life of 4 years, (iii) expected volatility of 41.51% and (iv) no expected dividend yield.

         Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company's net income (loss) would have increased to the pro forma amounts indicated below:

                                                              Eight Months
                                                                 Ended         Years Ended December 31,
                                                               August 31,    ----------------------------
                                                                  2002           2001            2000
                                                              ------------   ------------    ------------
       Net income (loss)
              As reported .................................   $     63,823   $    (51,068)   $    (32,266)
              Pro forma ...................................         63,767        (51,575)        (33,131)
       Income (loss) applicable to common stock
              As reported .................................   $     59,723   $    (65,125)   $    (46,323)
              Pro forma ...................................         59,667        (65,632)        (47,188)
       Basic net income (loss) per share applicable to
           common stock
              As reported .................................   $      11.37   $     (12.40)   $      (8.82)
              Pro forma ...................................          11.36         (12.50)          (8.99)
       Diluted net income (loss) per share applicable to
           common stock
              As reported .................................   $       1.89   $     (12.40)   $      (8.82)
              Pro forma ...................................           1.89         (12.50)          (8.99)

     New Accounting Standards

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 - Accounting for Asset Retirement Obligation ("SFAS 143"), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. The Company has adopted the requirements of SFAS 143 concurrent with fresh start reporting (see Note 3) and has determined that the impact of adopting SFAS 143 was not material.

            In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145") regarding the accounting for gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002. The Company has adopted the requirements of SFAS 145 concurrent with fresh start reporting (see Note 3). As a result, $1,285 was reclassified from extraordinary item to interest expense for the year ended December 31, 2000.

            In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 - Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". The Company has adopted the requirements of SFAS 146 concurrent with fresh start reporting and has determined that the impact of adopting SFAS 146 was not material.

            In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123 ("SFAS 148"). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statement about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has currently adopted the disclosure requirements of SFAS 148.

     Reclassifications

            Certain reclassifications, not considered material individually or in the aggregate, were made to the balance sheet as of December 31, 2001. These reclassifications had no effect on amounts reported in the statements of operations, stockholders' equity or cash flows for the year ended December 31, 2001. These items include reclassifying (i) pallet assets from other assets to property, plant and equipment, (ii) strategic alliances with customers to other assets and (iii) lock box cash receipts from cash to borrowings under revolving credit facility.

NOTE 2 - PLAN OF REORGANIZATION AND LIQUIDITY

            On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization (the "Reorganization") and a voluntary bankruptcy petition had been filed on April 15, 2002 (the "Petition Date"). As part of this restructuring, AGC Holding acquired 75,000 shares of newly authorized Series C Participating Preferred Stock for $75,000 and 9,000,000 shares of newly authorized common stock for $5,000 (see Note 7). Ableco Finance LLC, an affiliate of Cerberus, provided Anchor with a new $20,000 term loan (see Note 5). In connection with the Reorganization, Anchor entered into a new $100,000 credit facility (the "Revolving Credit Facility") (see Note 4).

            Under the terms of the Plan, the holders of Anchor's 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the "First Mortgage Notes"), retained their outstanding $150,000 of First Mortgage Notes and received a consent fee of $5,625 for the waiver of the change-in-control provisions, the elimination of the pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S., Inc. ("Consumers U.S.") as a guarantor). Consumers U.S. was the former parent company of Anchor. The holders of Anchor's 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the "Senior Notes"), were repaid in cash at 100% of their principal amount. Holders of Anchor's mandatorily redeemable 10% cumulative convertible preferred stock ("Series A Preferred Stock") (having an accrued liquidation value of approximately $83,600) are entitled to receive a cash distribution of $22,500 in exchange for their shares and the Series A Preferred Stock was cancelled. Of this amount, $17,409 has been paid through December 31, 2002 and the remaining liability is included in accrued expenses on the balance sheet. Anchor's redeemable 8% cumulative convertible preferred stock (the "Series B Preferred Stock") (having an accrued liquidation value of approximately $105,700) and common stock and warrants were cancelled and the holders received no distribution under the Plan.

            In connection with the Reorganization, Anchor settled a shareholder derivative action that had been pending in Delaware Chancery Court. The litigation was settled for total consideration to the Company of approximately $9,000, of which approximately $6,300 was in cash, the exchange of mutual releases by the parties and payment by Anchor of certain legal fees. The settlement of the shareholder derivative action was approved by the Delaware Chancery Court and was recorded in August 2002 as a component of restructuring, net, in the

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

accompanying financial statements of Anchor. Implementation of the settlement was completed in the fourth quarter of 2002.

            Anchor also entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"). At the Effective Date, Anchor paid $20,750 to the PBGC and entered into a ten-year payment obligation (see Note 10).

            All of Anchor's other unaffiliated creditors, including trade creditors, were unimpaired and have been or will be paid in the ordinary course.

            In connection with the Reorganization, Anchor did not make the interest payment on its Senior Notes due March 15, 2002 or a timely interest payment on its First Mortgage Notes due April 1, 2002. In July 2002, Anchor paid the interest payment on its First Mortgage Notes that was due April 1, 2002 and has paid subsequent interest payments when due. Because of the Chapter 11 proceedings, there was no accrual of interest on the unsecured Senior Notes after the Petition Date. If accrued through the Effective Date, interest expense would have increased by $1,852 during the eight months ended August 31, 2002. In addition, effective as of the Petition Date, Anchor ceased accruing dividends on the Series A and Series B preferred stock. The filing of the voluntary petition and the nonpayment of interest was a default under the indentures governing the First Mortgage Notes and the Senior Notes (the "Indentures") and certain equipment related leases, for which leases the Company received waivers.

            Reorganization costs for the eight months ended August 31, 2002 consist of a net gain for fresh start adjustments of $49,908 and expenses incurred in the Chapter 11 proceedings of $2,519, comprised of: $2,450 of DIP Facility fees; $1,687 of professional fees; $1,276 of Senior Note deferred financing fees written off; and a credit of $2,894 for the reversal of the accrued interest expense for the Senior Notes.

            The Company recorded a net gain for restructuring of $395 during the eight months ended August 31, 2002. The significant components of this net gain include: professional fees - $10,068; direct costs of the restructuring - $7,953; First Mortgage Note holder consent fee - $5,625; monetization of assets
- $4,473; other fees - $3,900; net cost of derivative settlement - $251; retiree benefit plan modification - ($24,432); and adjustment to pension liabilities - ($8,233).

NOTE 3 - FRESH START REPORTING

            Upon the Effective Date, Anchor adopted fresh start reporting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The adoption of fresh start reporting results in Anchor revaluing its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after restructuring. The reorganization value was determined by the negotiated total enterprise value for Anchor reflected in the Plan and the Reorganization, which was the product of a six month solicitation of proposals conducted by the prior Board of Directors and a nationally recognized investment banking firm. The reorganization value of the entity was allocated to assets based on the relative fair values of the assets. Liabilities at plan consummation date are stated at the present value of amounts to be paid. The fair values of substantially all of the property, plant and equipment, identifiable intangible assets and outstanding debt and equity securities of the Company were determined by independent appraisers.

            The Reorganization and adoption of fresh start reporting resulted in the following adjustments to the condensed balance sheet of Anchor as of August 31, 2002:

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  Predecessor                                                           Reorganized
                                   Company at      Reorganization                Fresh Start             Company at
                                August 31, 2002      Adjustments                 Adjustments           August 31, 2002
                                ---------------    --------------                -----------           ---------------
Current assets..............    $     118,438        $   34,810   (a), (b), (c)   $      --             $     153,248
Property, plant and equipment         285,630                --                      86,860   (e)             372,490
Other asset.................           11,189             1,408   (a), (c)               --                    12,597
Goodwill and intangible                                                                       (d),
   assets...................           44,852                --                     (36,952)  (e)               7,900
                                -------------        ----------                   ---------             -------------
                                $     460,109        $   36,218                   $  49,908             $     546,235
                                =============        ==========                   =========             =============
Current liabilities.........    $     155,656        $    8,718   (b), (c)        $      93             $     164,467
Long-term debt..............          266,886           (30,000)  (a), (b)               --                   236,886
Long-term post-retirement
   liabilities..............           39,910                --                          --                    39,910
Other long-term liabilities.           24,972                --                          --                    24,972
                                -------------        ----------                   ---------             -------------
                                      487,424           (21,282)                         93   (d)             466,235
Redeemable preferred stock..           83,659           (22,500)  (b)               (61,159)  (d)                  --
Stockholders' equity
   (deficit)................         (110,974)           80,000   (a), (b)          110,974   (d)              80,000
                                -------------        ----------                   ---------             -------------
                                $     460,109        $   36,218                   $  49,908             $     546,235
                                =============        ==========                   =========             =============

      (a) Reflects the proceeds from the issuance of 75,000 shares of Series C Preferred Stock ($75,000), 9,000,000 shares of Common Stock ($5,000), proceeds from the issuance of the Term Loan ($20,000) and payment of financing fees.

      (b) Reflects the distributions under the Plan to repay the Senior Notes ($50,000) and the accrual of the final distribution to the holders of the Series A preferred stock ($22,500).

      (c) Reflects the payoff of the DIP Facility, the proceeds under the Revolving Credit Facility and the payment of financing fees. (See
            Note 3.)

      (d) Reflects the cancellation of the remaining value of the Series A preferred stock ($61,159), the cancellation of the Series B preferred stock ($105,731), the cancellation of the common stock ($20,890) and warrants ($9,446) and other accumulated deficit items ($247,041) of the Predecessor Company.

      (e) Reflects the write off of goodwill ($44,852) and the revaluation of Company's property, plant and equipment ($86,860) and identifiable intangible assets ($7,900) based upon an independent appraisal.

NOTE 4 - REVOLVING CREDIT FACILITY

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

            Availability under the Revolving Credit Facility is restricted to the lesser of (i) $100,000 and (ii) the borrowing base amount. The borrowing base amount is defined as the amount equal to (A) the lesser of (i) the amount equal to (a) eighty-five (85%) percent of the net amount of eligible accounts plus (b) the lesser of (1) $60,000 or (2) sixty (60%) percent multiplied by the value of the eligible inventory or (ii) $100,000; minus (B) reserves in such amounts as the agent may from time to time establish. Advances under the Revolving Credit Facility may be made as prime rate loans or eurodollar rate loans at the Company's election. Interest rates payable upon such advances are based upon the prime rate or eurodollar rate depending on the type of loan, plus an applicable margin. The applicable margin for all loans for the first six months following August 30, 2002 is 0.50% for prime rate loans, 2.25% for eurodollar rate loans and 2.00% for letters of credit. Thereafter, these rates can increase up to 1.00% for prime rate loans, 2.75% for eurodollar rate loans and 2.50% for letters of credit if availability is less than $20,000. The loan and security agreement contains certain fees, including closing fees, servicing fees, unused line fees and early termination fees.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            Loans made pursuant to the Revolving Credit Facility are secured by a first priority security interest in, a lien upon, and a right of set off against all of the Company's inventories, receivables, general intangibles and proceeds therefrom. All cash collections are accounted for as reductions of advances outstanding under the Revolving Credit Facility.

            The Revolving Credit Facility contains customary negative covenants and restrictions for transactions, including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, subsidiary stock dispositions, restricted junior payments, transactions with affiliates and changes relating to indebtedness. In addition, the Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test unless minimum availability declines below $10,000, in which case the Company must meet a monthly fixed charge coverage test. The Revolving Credit Facility contains customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, and cross defaults with certain other indebtedness and agreements, including, without limitation, the First Mortgage Note indenture and the PBGC settlement agreement.

            At December 31, 2002, advances outstanding under the Revolving Credit Facility were $47,413, borrowing availability was $28,129 and outstanding letters of credit on this facility were $1,000. At December 31, 2002, the weighted average interest rate on borrowings outstanding was 4.09%. During the four months ended December 31, 2002, average advances outstanding were approximately $53,486, the average interest rate was 5.04% and the highest month-end advance was $56,939. At August 31, 2002, the weighted average interest rate on borrowings outstanding was 3.78%. During the eight months ended August 31, 2002, average advances outstanding were approximately $57,554, the average interest rate was 6.01% and the highest month-end advance was $62,108.

            In connection with the Plan, Anchor entered into an agreement with Bank of America, N.A., Congress Financial Corporation and Ableco Finance LLC, who together provided a $100,00 debtor-in-possession secured financing facility under a new loan agreement (the "DIP Facility"), with Bank of America, N.A., as agent. The DIP Facility consisted of an $80,000 revolving credit facility, including a letter of credit sub-facility, and a $20,000 term loan facility. Advances under the DIP facility bore interest at an average rate of 7.0%. Borrowings under the DIP Facility were repaid with proceeds from the Revolving Credit Facility and the DIP Facility was cancelled.

            The letters of credit outstanding under the DIP Facility are currently in the process of being transitioned to the Revolving Credit Facility. As a result, outstanding letters of credit under the DIP Facility, which were approximately $3,998 at December 31, 2002, are collateralized by a cash deposit, recorded as restricted cash on the balance sheet. The transition of the letters of credit to the Revolving Credit Facility and the return of the cash deposit are expected to occur in the first quarter of 2003.

            In conjunction with the 1997 acquisition of Anchor, the Company entered into a credit agreement providing for a $110,000 revolving credit facility (the "Original Credit Facility"). In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the "Loan and Security Agreement"), to provide a $100,000 senior secured revolving credit facility (the "Replacement Credit Facility"). Borrowings under the Replacement Credit Facility were repaid with proceeds of the DIP Facility and the Loan and Security Agreement and the Replacement Credit Facility were cancelled.

            The Company's obligations under the Loan and Security Agreement were secured by a first priority lien on all of the Company's inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock. In addition, the Company's obligations under the Loan and Security Agreement were guaranteed by Consumers U.S., the holder of the outstanding Series B Preferred Stock of the Company and 902,615 shares of the Company's Common Stock.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            At December 31, 2001, advances outstanding under the Replacement Credit Facility were $50,981 and the borrowing availability was $20,669. The total outstanding letters of credit on this facility were $6,720. At December 31, 2001, the weighted average interest rate on borrowings outstanding was 4.75%. During 2001, average advances outstanding were approximately $62,323, the average interest rate was 7.16% and the highest month-end advance was $77,341.

            The Company capitalizes financing fees related to obtaining its debt commitments and amortizes these costs over the term of the related debt. As a result of the refinancing of the Original Credit Facility, deferred financing fees of $1,285 were written off in the fourth quarter of 2000.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                       Reorganized     Predecessor
                                                                         Company         Company
                                                                       ------------    ------------
                                                                       December 31,    December 31,
                                                                           2002            2001
                                                                       ------------    ------------
       $150,000 First Mortgage Notes, interest at 11 1/4% due 2005     $    150,000    $    150,000
       $20,000 Term Loan, interest at 14% due 2005 .................         20,000              --
       $50,000 Senior Notes, interest at 9 7/8% due 2008 ...........             --          50,000
       Capital lease obligations ...................................         16,359           8,454
                                                                       ------------    ------------
                                                                            186,359         208,454
       PBGC obligation .............................................         65,029              --
                                                                       ------------    ------------
                                                                            251,388         208,454
       Less:
             Long-term debt classified as current ..................             --        (206,091)
             Current maturities ....................................         (8,315)           (822)
                                                                       ------------    ------------
                                                                       $    243,073    $      1,541
                                                                       ============    ============


            On December 26, 2002, Anchor entered in a master lease agreement with a major lessor. The master lease agreement is structured as a capital lease. Equipment leases pursuant to the master lease will be secured by a first priority lien on such assets. Under this agreement, in December 2002, the Company financed approximately $10,000 of equipment. The lease agreement has a term of five years and contains, among other things, a fixed charge coverage test.

            On August 30, 2002, Anchor entered into a term loan agreement with Ableco Finance LLC, as agent for the lenders, to provide for a senior secured term loan in the amount of $20,000 (the "Term Loan"). The full amount of the loan was drawn down on August 30, 2002, and bears interest at 14% per annum, payable monthly in arrears. The Term Loan matures on March 31, 2005. An anniversary fee equal to $200 will be payable on each anniversary date until maturity, beginning on August 30, 2003.

            The Term Loan is secured by a second priority security interest in, a lien upon, and a right of set off against the collateral that secures the Revolving Credit Facility. In addition, AGC Holding has pledged its ownership interests in Anchor to Ableco Finance LLC as additional security for the obligations created under the agreement.

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

            The Term Loan contains customary negative covenants and restrictions on transactions, including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, subsidiary stock dispositions, restricted junior payments,

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

transactions with affiliates and changes relating to indebtedness. In addition, the Term Loan requires that Anchor meet a fixed charge coverage test and maintain minimum EBITDA (earnings before interest, taxes, depreciation and amortization), for any four consecutive quarters, of $70,000. The Term Loan contains customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect and cross defaults under certain other indebtedness and agreements.

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

            The First Mortgage Notes are redeemable, in whole or in part, at the Company's option on or after April 1, 2001, at par. The indenture provides that upon the occurrence of a change in control, the Company will be required to offer to repurchase all of the First Mortgage Notes at a purchase price in cash equal to 101% of the principal amount plus interest accrued to the date of purchase.

            All of the obligations of the Company under the First Mortgage Notes and the indenture are secured by a first priority perfected security interest in substantially all of the existing and future real property, personal property and other assets of the Company other than inventories and receivables.

            Effective March 16, 1998, the Company completed an offering of the Senior Notes issued under an indenture dated as of March 16, 1998, among the Company, Consumers U.S. and The Bank of New York, as Trustee. The Senior Notes were unsecured obligations of the Company ranking equal in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. Under the terms of the Plan, the holders of the Senior Notes were repaid in cash at 100% of their principal amount.

            The indenture governing the First Mortgage Notes, subject to certain exceptions, restricts the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the payment of dividends and other restricted payments, mergers, acquisitions and transactions with affiliates.

            All of the Company's debt agreements contain cross-default provisions.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            Other long-term debt includes capital leases, which have imputed interest rates ranging from 6.0% to 9.0%. Imputed interest on capital leases as of December 31, 2002 and 2001 was $4,854 and $2,596, respectively. Property, plant and equipment under capital lease obligations approximated $20,300 at December 31, 2002.

            The Company capitalizes financing fees related to obtaining its debt commitments and amortizes these costs over the term of the related debt.

            As a result of the matters discussed below, the Company classified its long-term debt as current liabilities in the balance sheet at December 31, 2001.

            On May 23, 2001, Consumers filed for protection under the Canadian Companies' Creditors Arrangement Act ("CCAA"). On August 3, 2001, Consumers and Owens-Brockway Glass Container Inc. (together with its affiliates "O-I") announced an agreement whereby O-I would acquire Consumers' Canadian glass producing assets as well as the stock of Consumers U.S. Management of Anchor believed that the Reorganization or the acquisition of the stock of Consumers U.S. by O-I would have triggered a "change in control" as defined in the Indentures. Upon a "change in control" as defined in the Indentures, Anchor would have been required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor did not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would have resulted in an event of default under the Indentures that would have given the noteholders the right to accelerate the debt and would also have been a default under Anchor's credit facility at the time and would have been an event of default under various equipment leases.

NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            The Company hedges certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures and options. At August 31, 2002, the Company acquired futures to hedge gas purchases from September 2002 through December 2002 that qualify for cash flow hedge treatment under SFAS 133. During the four months ended December 31, 2002, income of $617 was recognized in cost of products sold related to gas futures. During the eight months ended August 31, 2002, a loss of $2,159 was recognized in cost of products sold related to gas futures. There were no outstanding futures as of December 31, 2002.

            In the four months ended December 31, 2002 and the eight months ended August 31, 2002, the Company entered into put and call options for purchases of natural gas. The fair value of these options at December 31, 2002 was $680 and is recorded in other current assets. These options do not qualify as an effective cash flow hedge for natural gas purchases. As a result of these contracts, the Company recognized derivative income of $71 and $562, respectively, in the four months ended December 31, 2002 and the eight months ended August 31, 2002.

            The Company had no gas futures or options outstanding at January 1, 2001. During the year ended December 31, 2001, a loss of $3,950 was recognized in cost of products sold related to futures. Futures outstanding at December 31, 2001 were acquired to hedge gas purchases from January 2002 through March 2002. The Company recorded the fair market value of the outstanding futures, approximately $531, in accrued expenses and accumulated comprehensive income on the balance sheet as of December 31, 2001.

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

            In August 2001, Anchor entered into an interest rate cap instrument with Bank of America, National Association. The fair value of this interest rate cap, approximately $72, was recorded in other assets on the accompanying balance sheet at December 31, 2001. During the eight months ended August 31, 2002 and the year

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ended December 31, 2001, losses of $72 and $253, respectively, were recognized in other income, net related to this instrument.

NOTE 7 - CAPITAL STOCK

            At August 31, 2002, the authorized capital stock of Anchor consists of 21,000,000 shares of common stock, par value $0.10 per share, of which 9,000,000 shares are issued and outstanding, and 100,000 shares of preferred stock, par value $0.01 per share. Of the amount of authorized preferred stock, 75,000 shares of preferred stock are designated Series C Participating Preferred Stock, of which 75,000 shares are issued and outstanding.

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

            The holders of the Series C Participating Preferred Stock are entitled to vote as a single class on all actions to be taken by Anchor stockholders, together with all other classes and series of Anchor's stock. The holders of the Series C Participating Preferred Stock will have full voting rights and powers equal to the voting rights and powers of the holders of Anchor's common stock. The votes of the holders of Series C Participating Preferred Stock, in the aggregate, will constitute 15% of the total aggregate votes entitled to vote on any such action.

            The Series C Participating Preferred Stock is entitled to receive dividends, at a rate per annum equal to 12%, prior to and in preference to any declaration or payment of any dividend on any junior securities. Dividends are payable quarterly in cash, if and when declared by the Board of Directors and, to the extent not paid currently with respect to any quarterly period, will accrue and compound quarterly. Unpaid dividends of $3,022 ($40.29 per share) as of December 31, 2002 were accrued and included in other long-term liabilities in the accompanying balance sheet. In addition, the Series C Participating Preferred Stock is entitled to receive dividends and distributions equal to 15% of the amount of dividends paid on the outstanding shares of common stock.

                  The Series C Participating Preferred Stock is subject to redemption at the Company's option at any time in whole but not in part at a redemption price equal to the sum of (i) $1,000 per share plus all accrued and unpaid dividends on such share computed to the date of redemption and (ii) 15% of the fair market value of all of the outstanding shares of common stock divided by the number of outstanding shares of Series C Participating Preferred Stock. The portion of the redemption price specified in clause (ii) of the preceding sentence will, at the option of the Company, be payable either in cash or in shares of common stock. Additionally, the portion of the redemption price specified in clause (ii) qualifies as an embedded derivative, the fair value of which is $750 as reflected in stockholders' equity in the accompanying balance sheet.

            In the event of Anchor's liquidation, dissolution or winding up (or certain other circumstances which shall be deemed a liquidation), the holders of the Series C Participating Preferred Stock will be entitled to receive, prior to and in preference to the holders of the common stock, an amount equal to $1,000 per share plus all accrued and unpaid dividends on such share computed to the date of redemption. If upon the liquidation event the available assets are insufficient to permit the payment of those amounts, then the entire assets and funds will be distributed to the holders of the Series C Participating Preferred Stock. After the liquidation preference has been paid to the holders of the Series C Participating Preferred Stock, remaining assets will be distributed 85% to holders of the common stock and 15% to the holders of the Series C Participating Preferred Stock.

     Capital Stock of the Predecessor Company

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            Prior to the Reorganization, the Company had designated 2,239,320 shares as Series A Preferred Stock and 5,000,000 shares as Series B Preferred Stock. The holders of Series A Preferred Stock were entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Unpaid dividends of $26,043 ($11.63 per share) as of December 31, 2001 were accrued and included with the value of the related preferred stock on the balance sheet. The Company paid one quarterly dividend in 1999 of approximately $1,411. The Series A Preferred Stock had a liquidation and redemption value of $25.00 per share, plus accrued dividends. The Company would have been required to redeem all outstanding shares of the Series A Preferred Stock on January 31, 2009 and, on or after February 5, 2000, could have, at its option, redeemed outstanding shares of Series A Preferred Stock at a price of $25.00 per share, if the trading price of the common stock equaled or exceeded $6.00 per share. Shares of Series A Preferred Stock were convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series A Preferred Stock of $25.00 by $6.00 and such ratio was subject to adjustment from time to time.

            The holders of Series B Preferred Stock were entitled to receive cumulative dividends, payable quarterly at an annual rate of 8%. Cumulative and unpaid dividends at December 31, 2001 were approximately $16,900 ($4.00 per share). During the period from February 5, 1997 through and including December 31, 1999, the dividend was payable in additional shares of Series B Preferred Stock. The Series B Preferred Stock had a liquidation and redemption value of $25.00 per share, plus accrued dividends. Shares of Series B Preferred Stock were not subject to mandatory redemption. On or after February 5, 2000, the Company could have, at its option, redeemed outstanding shares of Series B Preferred Stock at a price of $25.00 per share, if the trading price of the common stock equaled or exceeded $5.50 per share. Shares of Series B Preferred Stock were convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series B Preferred Stock of $25.00 by $5.50 and such ratio was subject to adjustment from time to time.

            For the period from February 5, 1997 to February 5, 2000, the common stock of Anchor was divided into three classes, Class A and Class B, which were voting, and Class C, which was non-voting. On February 5, 2000, the three classes of common stock were consolidated into one single class of common stock with identical rights. At December 31, 2001, the Company had outstanding warrants exercisable for 1,893,531 shares of common stock. None of the warrants required any payment upon exercise. During 2001, certain Anchor warrant holders exercised 1,197,338 warrants and acquired 1,197,338 shares of common stock of Anchor. Until the Reorganization, Consumers U.S. owned approximately 59.5% of Anchor's equity on a fully diluted basis (approximately 26.9% of the outstanding common stock at December 31, 2001), giving effect to the exercise of all warrants and the conversion of Anchor's convertible preferred stock.

            On September 26, 2001, the former Board of Directors of Anchor adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, stock purchase rights ("Rights") would have been distributed as a dividend to all stockholders at the rate of one Right for each share of Anchor common stock held of record as of the close of business on September 26, 2001. Each Right had entitled the registered holder, upon the occurrence of certain events, to purchase from Anchor one one-thousandth of a share of Series C Junior Participating Preferred Stock , at a price of $0.01 per one one-thousandth of a share, subject to adjustment. The Rights were not exercisable until the distribution date, as defined. The Rights Plan terminated upon the Reorganization.

            On October 5, 2001, an action was filed by Consumers U.S., against Anchor and certain members of its former Board of Directors. The action alleged, among other things, that the Rights Plan adopted by the Anchor Board of Directors was unlawful. On October 11, 2001 O-I filed a similar action, which alleged, among other things, that the Rights Plan adopted by the former Anchor Board of Directors was unlawful. The actions were dismissed.

            Under the terms of the Plan, Series A Preferred Stock, the Series B Preferred Stock, common stock and warrants of Anchor outstanding at August 30, 2002 were cancelled.

NOTE 8 - EQUITY INCENTIVE PLAN

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            In October 2002, the Board of Directors of Anchor approved the equity incentive plan, designed to motivate and retain individuals who are responsible for the attainment of the Company's primary long-term performance goals and covers employees, directors or consultants. The plan provides for the grant of nonqualified stock options, incentive stock options and restricted stock for shares of Anchor common stock to participants of the plan selected by the board or a committee of the board (the "Administrator"). One million shares of common stock have been reserved under the plan. The terms and conditions of awards are determined by the Administrator for each grant, except that, unless otherwise determined by the Administrator, options vest and become exercisable as follows: 50% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50% of the option grant vests in three tranches of equal amount if the Company attains certain performance targets established by the Board of Directors. There were no grants under this plan in 2002.

            Upon a "Liquidity Event," all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A "Liquidity Event" is defined as an event in which (1) any person who is not an affiliate becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of Anchor's then outstanding securities, (2) the sale, transfer or other disposition of all or substantially all of Anchor's business and, whether by sale of assets, merger or otherwise to a person other than Cerberus, (3) if specified by our Board of Directors in an award at the time of grant, the consummation of an initial public offering of common equity securities or (4) dissolution and liquidation of the Company.

NOTE 9 - RELATED PARTY INFORMATION

            On February 5, 1997, pursuant to an asset purchase agreement dated December 18, 1996, Consumers acquired substantially all of the assets, and assumed certain liabilities, of the former Anchor Glass Container Corporation.

            From 1997 until the latter part of 2001, the Company was part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. ("GGC") each of which was controlled through G&G Investments, Inc. ("G&G")..

            The Company had, in the past, engaged in a variety of transactions (including joint purchasing, engineering, utilization of the Company's mold and repair shops and management information systems) with Consumers and GGC. On October 1, 2001, Consumers completed the sale of its Canadian glass producing assets to a subsidiary of O-I. In February 2002, Mr. J. Ghaznavi, one of the Company's former directors, purchased GGC from Consumers. Following these events, Anchor separated activities related to these functions, with Consumers as of October 1, 2001, and with GGC as of February 2002, with Anchor and GGC entering into the agreement described below. GGC is currently a competitor of Anchor.

            In connection with a proposed settlement of litigation commenced by The National Bank of Canada against Anchor and certain other former affiliates, Anchor and GGC entered into a services agreement, as amended to delineate the transitional nature of the services to be provided by Anchor, whereby Anchor assists GGC in certain functions, including information systems, through 2004. GGC will pay a fee to Anchor of $500 for each year of the agreement, plus a percentage of GGC's cash flows, as determined in accordance with the services agreement, payable in three annual installments commencing on April 30, 2005. This agreement is subject to termination by Anchor or GGC, with notice, after June 30, 2002. Anchor has fully reserved the $439 of receivables under the agreement as of December 31, 2002.

            In 2000, the Company had entered into a Restated Intercompany Agreement (the "Intercompany Agreement") with G&G, Consumers, Consumers U.S., Consumers International Inc., GGC, Hillsboro Glass Company ("Hillsboro"), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies, which established standards for certain intercompany transactions. With the events

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

described above, transactions carried out under the Intercompany Agreement were significantly reduced in the latter part of 2001 and eliminated in 2002.

            Historically, pursuant to the Intercompany Agreement, the Company may have, from time to time, filled orders for customers of affiliated glass manufacturers and affiliated glass manufacturers may have, from time to time filled orders for customers of the Company. Through 2000, in such case where the customer was not a common customer, the manufacturing company paid a market commission, up to 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an affiliated glass manufacturer or to an affiliated glass manufacturer by the Company, the transfer was treated as though the transferee had filled the orders for the transferred customer. The commission program was replaced with a cost sharing arrangement in 2001 that was subsequently discontinued as a result of the sale of Consumers' Canadian glass producing assets and the service agreement entered into with GGC.

            Historically, pursuant to the Intercompany Agreement, in connection with any bulk purchasing of raw materials, packaging materials, machinery, insurance, maintenance services, environmental services, design and implementation of certain software systems and other items and services used in this business, each of the affiliated glass manufacturers shared out-of-pocket costs of the purchasing activities without payment of commissions. Similarly, in connection with the provision of technical, engineering or mold design services, the company providing the services received reasonable per diem fees and costs for the employees provided. For services such as the provision of molds, the company providing the service received cost plus a reasonable market mark-up.

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

            For these services, G&G was entitled to receive an annual management fee of up to $3,000, subject to limitations, and reimbursement of its out-of-pocket costs. The Company recorded a management fee expense of $1,500, for this agreement for the year ended December 31, 2000. Out-of-pocket costs for the year ended December 31, 2000 were approximately $250. No costs were accrued in 2001.

            In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from the Company of approximately $17,300 in September 1998 (the "G&G Loan"). The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. The transaction did not close and, in March 2000, G&G commenced an arbitration proceeding against the principal owners of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. Arbitration hearings were held in 2001. A decision was rendered in the fourth quarter of 2001 in favor of the principal owners of the European glass manufacturer. As a result of the decision and questions regarding the collectibility of the G&G Loan, Anchor recorded a provision of $17,447 (the advance of $17,330 and other costs of $117), as a related party provision on the statement of operations in 2001. Anchor pursued collection of these amounts and filed an action in the Federal District Court for the Indiana Fort Wayne Division, against certain principal owners of the European glass manufacturer. Pursuant to the settlement with Mr. J. Ghaznavi and G&G, all rights, title and interest to the claim have been assigned to a designate of Mr. J. Ghaznavi.

            In connection with the pledge by Anchor of the note issued pursuant to the G&G Loan to Bank of America, National Association, as agent under the Loan and Security Agreement, the original promissory note issued pursuant to the G&G Loan was replaced by a new promissory note (the "Replacement Note"). G&G provided security against the Replacement Note to Bank of America, National Association, as agent under the Loan and Security Agreement. The maturity date of the Replacement Note was October 31, 2003. Interest on the

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Replacement Note was payable at the interest rate payable by the Company on advances under the Loan and Security Agreement plus 0.5% and was paid through September 2000. As a result of the arbitration ruling, in the fourth quarter of 2001, Anchor reversed the accrual for the unpaid interest receivable of $1,766, for the period October 1, 2000 through December 31, 2001, through a charge to interest expense.

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

            A special committee of the former Board of Anchor was appointed to review these transactions. The special committee had issued a demand letter to G&G and certain affiliates of G&G, requesting reimbursement to Anchor of the amounts paid as rebates.

            In September 1997, Hillsboro, a glass-manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro's rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and the Company effective December 31, 1997. The purchase price of the Company's portion of this contract was $12,525, of which $11,725 had been paid through 2001. The outstanding balance was eliminated in the Reorganization.

            Related party transactions with affiliates of G&G, including Interstate Express for freight purchases, are summarized as follows:

                                                               Eight Months
                                                                  Ended         Years Ended December 31,
                                                                August 31,    ---------------------------
                                                                   2002           2001           2000
                                                               ------------   ------------   ------------
       Purchases of freight ................................   $      1,009   $      2,228   $      3,078
       Payable for freight .................................             --             66            456
       Purchases of inventory and other ....................             --             31             89
       Payable for inventory and other .....................             --            173             27
       Allocation of aircraft charges ......................             --            189            797
       Interest income on advance to affiliate .............             --             --          1,829
       Interest receivable on advance to affiliate .........             --             --            457
       Sales of inventory and allocation of expenses .......             --             --             --
       Receivable from sales of inventory and allocations ..             --             --            342
       Advance to affiliate ................................             --             --         17,330

            In connection with the Reorganization, the Company entered into a settlement agreement with Mr. J. Ghaznavi and G&G, concluding the issues noted above.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Consumers and affiliates

            At December 31, 2001, before the provision noted below, G&G, Consumers and their affiliates owed Anchor approximately $17,400, (including an offset of approximately $8,600 related to the allocation of the write-off of certain software costs) in addition to the advance to affiliate receivable of approximately $17,300, while Anchor owed G&G, Consumers and their affiliates approximately $4,900. Additionally, Anchor held an investment in 1,842,000 common shares of Consumers.

            In 1999, management approved the purchase of 1,842,000 shares of Consumers common stock for $3,000. These shares were held pending government approval for contribution into the Company's defined benefit pension plan. As of December 31, 2000, the Company recorded a write down for a non-temporary decline in market value, of approximately $1,158, to reflect the investment at then fair value. During 2001, the remaining balance of $1,842 was recorded as a related party provision.

            As a result of Consumers' announcement of its intention to sell its Canadian glass producing assets to O-I and Consumers' filing under the Canadian Companies' Creditors Arrangement Act ("CCAA"), Anchor recorded a charge to earnings during 2001 of $18,221 ($24,979 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount was recorded as a related party provision on the statement of operations.

            Of the total of approximately $6,300 cash settlement of the shareholder derivative action, as discussed in Note 2, the Company received approximately $2,000 in cash from Consumers in the fourth quarter of 2002.

            The Company recorded a write-off in 1999 of its allocable share of parent company software costs. Consumers implemented the SAP based software system with the intention that all affiliated companies would adopt that system and share ratably in the initial design, reengineering and implementation originated by Consumers. The SAP based system had proven to be a complicated system requiring extensive and expensive maintenance. With the objective of having one operating system, Consumers converted to a JDEdwards based system, currently in place at Anchor. As authorized by the Intercompany Agreement, Consumers allocated $9,600 to Anchor (of which $1,000 had been paid) representing Anchor's pro rata share of the original implementation costs based upon number of plants, number of licensed users and sales.

            Related party transactions with Consumers and its affiliates are summarized as follows (there were no comparable transactions in 2002):

                                                                      Years Ended
                                                                      December 31,
                                                               --------------------------
                                                                  2001           2000
                                                               -----------   ------------
      Purchases of inventory and other...................       $     348      $  1,811
      Payable for inventory and other....................           3,948         1,402
      Sales of molds and inventory.......................           4,828        12,038
      Receivable from sales of molds and inventory.......           1,020         6,413
      Allocation of expenses and other...................           6,878        14,133
      Receivable from allocation of expenses and other...              --        13,346
      Payable for allocable portion of software..........              --         9,315

            The sale of molds to Consumers was invoiced at cost plus a profit mark-up. The amounts of these mark-ups, $250 and $51, respectively, for the years ended December 31, 2001 and 2000, have been recorded as contributions from shareholder and included in capital in excess of par value.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Stock Purchase Plans

            Under the 2000 Executive Stock Purchase Plan, executives of Anchor participated in the purchase of shares of Consumers common stock. Anchor made loans to plan participants to finance the purchase of an aggregate of 332,998 shares. The loans had a term of ten years, were secured by a pledge of the shares purchased with the loan proceeds and required that a percentage of future management incentive awards be applied against outstanding loan balances. The plan terminated on December 28, 2000. The Board approved bonus compensation repaying aggregate indebtedness of approximately $476. Under the 1999 Officer Stock Purchase Plan, certain officers of Anchor participated in the purchase of shares of Consumers common stock. Anchor made loans to plan participants to finance the purchase of an aggregate of 183,250 shares. The loans had a term of ten years and were secured by a pledge of the shares purchased with the loan proceeds. On June 30, 2000, management authorized bonus compensation repaying aggregate indebtedness of approximately $280. There were no loans outstanding under these plans at December 31, 2002 and 2001.

     Other

            The Company has employee receivables of $30 and $115 outstanding, as of December 31, 2002 and 2001, respectively.

     Stock Option Plan - Consumers Plan

            Salaried employees of the Company participated in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Consumers requested the Toronto Stock Exchange (the "TSE") to suspend trading of Consumers common stock and effective December 31, 2001, the TSE issued a trading halt. The closing price at the time of the trading halt was Cdn.$0.015 per share.

            At the Annual Shareholders Meeting of Consumers in June 1999, the Director and Employee Incentive Stock Option Plan was amended whereby the exercise price of certain outstanding stock options issued under the plan for which the current exercise price exceeded Cdn.$8.00 was reduced to an exercise price of Cdn.$8.00. Pursuant to SFAS 123, incremental compensation expense was to be recognized on a pro forma basis between 1999 and 2003 in the amount of $961, related to the amended exercise price.

            Information related to stock options for the eight months ended August 31, 2002 and the two years ended December 31, 2001 is as follows:

                                                                            Weighted       Weighted
                                                               Number        Average        Average
                                                                 of         Exercise         Fair
                                                               Shares     Price (Cdn$)    Value (Cdn$)
                                                             ----------   ------------    ------------
              Options outstanding, January 1, 2000......      1,101,500         7.78
                   Granted..............................        144,500         5.00           $4.47
                   Forfeited............................       (162,500)        8.00           $4.91
                                                             ----------     --------
              Options outstanding, December 31, 2000....      1,083,500         7.33
                   Granted..............................             --           --           $  --
                   Forfeited............................       (275,000)        7.77           $4.80
                                                             ----------     --------
              Options outstanding, December 31, 2001....        808,500         7.18
                   Cancelled............................       (808,500)       (7.18)
                                                             ----------     --------
              Options outstanding, August 31, 2002......             --           --
                                                             ==========     ========

            Approximately 680,000 of the options were exercisable at December 31, 2001 and the weighted average remaining contractual life of the options was
6.6 years.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 - PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

            Effective December 31, 2001, Anchor entered the Glass Companies Multiemployer Pension Plan (the "MEPP"), created from the merger of the Anchor defined benefit pension plan and the GGC defined benefit plan for hourly employees. Anchor, GGC, the Board of Trustees of the MEPP and the unions representing certain employees at Anchor and GGC considered the MEPP to be a multiemployer pension plan.

            In July 2002, the United States Department of Labor notified Anchor that it determined that the MEPP did not meet the definition of a multiemployer plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

            Effective July 31, 2002, Anchor and the PBGC entered into an agreement to govern the dissolution of the Anchor portion of the MEPP (the "PBGC Agreement"). Pursuant to the PBGC Agreement and collective bargaining agreements with the unions representing participants under the MEPP, Anchor withdrew from the MEPP on July 31, 2002. The PBGC has proceeded in accordance with procedures under ERISA to partition the assets and liabilities of the MEPP into two parts, one part attributable to Anchor employees and former employees and one part attributable to GGC employees and former employees and terminate the Anchor portion. The termination was effective as of July 31, 2002.

            In accordance with the PBGC Agreement, on the Effective Date, Anchor paid $20,750 to the PBGC (with proceeds from the Reorganization). Additionally, Anchor granted the PBGC a warrant for the purchase of 5% of the common stock of Anchor, with an exercise price of $5.27 per share and term of ten years. No value has been attributed to this warrant as of August 31, 2002 because the exercise price is in excess of the fair value of common stock. Anchor renegotiated its labor union contracts and, effective August 1, 2002, began contributing to other multiemployer plans for the future service benefits of its hourly employees. These contributions are expensed monthly.

            In accordance with the PBGC Agreement, Anchor has begun making monthly payments to the PBGC of $833 for a period of one hundred twenty (120) months. The present value of this obligation at August 31, 2002, $66,066 recorded as long-term debt (less current maturities), was determined by applying a discount rate of 8.9%. The rate was determined by management and reviewed by independent appraisers. The Company adjusted previously recorded pension liabilities to amounts required under the PBGC Agreement, resulting in a gain of $8,233, included as a reduction of the cost of the restructuring.

            The Anchor defined benefit plan covered salaried and hourly-paid employees. Benefits were calculated on a service-based formula for hourly participants. Benefits were calculated on a salary-based formula for salaried participants and were frozen in 1994.

            The Company provides other post-retirement benefits to substantially certain salaried and hourly employees and former employees. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. As part of the Reorganization, the Company implemented modifications to its current post-retirement benefits program, resulting in a reduction of long-term post retirement liabilities of $24,432.

            Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions defines a multiemployer plan to be a pension plan to which two or more unrelated employers contribute. Since Anchor and Glenshaw were defined as related parties at December 31, 2001, the MEPP did not meet the definition of a multiemployer plan for generally accepted accounting principles, and the accounting followed by Anchor, and the disclosures here, reflected the plan as if it were a single employer plan. The components of net periodic benefit costs follows:

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Pensions                            Post-retirement
                                     --------------------      --------------------------------------------------
                                                              Four Months      Eight
                                         Years Ended             Ended         Months            Years Ended
                                         December 31,         December 31,      Ended            December 31,
                                     --------------------                     August 31,     --------------------
                                       2001        2000          2002            2002          2001        2000
                                     --------    --------      ---------      ---------      --------    --------
Service cost-benefits earned
   during the year.............      $  4,600    $  4,414      $     134      $     671      $    910    $  1,110
Interest cost on projected
   benefit obligation..........        33,706      33,521          1,002          2,700         4,297       4,087
Return on plan assets..........       (35,460)    (39,145)            --             --            --         --
Amortization of:
   Actuarial gains.............            --          --             --           (511)         (378)       (758)
   Prior service cost..........         3,263       3,263             --            292           438         438
                                     --------    --------      ---------      ---------      --------    --------
Total periodic benefit cost....      $  6,109    $  2,053      $   1,136      $   3,152      $  5,267    $  4,877
                                     ========    ========      =========      =========      ========    ========

            Significant assumptions used in determining net periodic benefit cost and related obligations for the plans are as follows:

                                           Pensions                            Post-retirement
                                     --------------------     ---------------------------------------------------
                                                              Four Months       Eight
                                         Years Ended             Ended         Months            Years Ended
                                         December 31,         December 31,      Ended            December 31,
                                     ----------- --------                     August 31,     --------------------
                                       2001        2000          2002            2002          2001        2000
                                     --------    --------     ------------    ---------      --------    --------
Discount rate..................        7.25%      7.625%         6.75%           7.00%         7.25%      7.625%
Expected long-term rate of
    return on plan assets......        9.50        9.50            --              --            --          --

            During the four months ended December 31, 2002, the Company contributed $1,615 to the multiemployer pension plans in which it participates. During the eight months ended August 31, 2002, the Company contributed $6,001 to the MEPP and the other multiemployer plans. These amounts are expensed as incurred.

            The funded status of the Company's pension and post-retirement plans are as follows:

                                                        Pensions                    Post-retirement
                                                       ----------     -------------------------------------------
                                                          Year        December 31,      August 31,        Year
                                                          2001            2002             2002           2001
                                                       ----------     -----------      ----------      ----------
Change in benefit obligation:
  Benefit obligation at beginning of period.....       $  455,187      $   43,510      $   61,449      $   55,497
       Service cost.............................            4,600             134             671             910
       Interest cost............................           33,706           1,002           2,700           4,297
       Plan modifications.......................               --              --         (24,432)             --
       Plan participants' contributions.........               --             140             334             577
       Actuarial (gain) loss....................           16,215             621           5,188           3,664
       Benefits paid............................          (34,745)         (1,044)         (2,400)         (3,496)
                                                       ----------      ----------      ----------      ----------
  Benefit obligation at end of period...........          474,963          44,363          43,510          61,449
                                                       ----------      ----------      ----------      ----------
Change in plan assets:
  Fair value of plan assets at beginning of period        390,154              --              --              --
       Actual return on plan assets.............           (8,188)             --              --              --

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       Employer contributions...................            7,801             904           2,066           2,919
       Plan participants' contributions.........               --             140             334             577
       Benefits and expenses paid...............          (37,345)         (1,044)         (2,400)         (3,496)
                                                       ----------      ----------      ----------      ----------
  Fair value of plan assets at end of period....          352,422              --              --              --
                                                       ----------      ----------      ----------      ----------
Funded status...................................         (122,541)        (44,363)        (43,510)        (61,449)
       Unrecognized actuarial (gain) loss.......           75,468             621              --          (7,812)
       Unrecognized prior service cost..........           22,559              --              --           2,406
                                                       ----------      ----------      ----------      ----------
Net amount recognized...........................          (24,514)        (43,742)        (43,510)        (66,855)
                                                       ----------      ----------      ----------      ----------
Amounts recognized in the balance sheet consists of:
 Accrued benefit liability......................          (24,514)        (43,742)        (43,510)        (66,855)
 Additional minimum pension liability...........          (98,027)             --              --              --
 Intangible pension asset.......................           22,559              --              --              --
 Accumulated other comprehensive loss...........           75,468              --              --              --
                                                       ----------      ----------      ----------      ----------
Net amount recognized...........................       $  (24,514)     $  (43,742)     $  (43,510)     $  (66,855)
                                                       ==========      ==========      ==========      ==========

            The Company recognized an additional minimum liability that was equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Pursuant to this requirement, the Company recorded, as of December 31, 2001, an additional liability of $98,027, an intangible asset of $22,559 and accumulated other comprehensive loss of $75,468.

            Pension plan assets were held by an independent trustee and consisted primarily of investments in equities, fixed income, government securities and 360,000 shares of Series A Preferred Stock.

            Prior to the PBGC Agreement, the Company had unfunded obligations related to its employee pension plans. The Retirement Protection Act of 1994 required the Company to make significant additional funding contributions into its underfunded defined benefit retirement plans, under certain conditions, and increased the premiums paid to the PBGC. There were no required pension contributions in the three years ended December 31, 2001 with respect to either current funding or past underfundings. Excluding payments made as part of the 1997 acquisition of Anchor, the Company funded contributions of approximately $7,400, $10,800, $10,900 and $20,000, respectively, in 2001, 1999, 1998 and
1997. The 2001 and 1999 contributions of $7,400 and $10,800, respectively, represented voluntary contributions, the effect of which was to limit contributions in the immediate future.

            As part of the 1997 acquisition of Anchor, the PBGC reached an agreement with Vitro, S.A., the parent of Old Anchor, in which Vitro, S.A. agreed to provide a limited guaranty to the PBGC with respect to the unfunded benefit liabilities of the Company's defined benefit plans, if the plans, or any one of them, are terminated before August 1, 2006.

            The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 2002 was 10.0% declining gradually to 4.0% by the year 2008, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2002 by approximately $3,545 and the net post-retirement healthcare cost for the four months ended December 31, 2002 by approximately $294. A one percentage point decrease in the assumed healthcare cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2002 by approximately $3,107 and the net post-retirement healthcare cost for the four months ended December 31, 2002 by approximately $255.

            The Company also contributes to a multi-employer trust that provides certain other post-retirement benefits to retired hourly employees, recognizing the required annual contribution as an additional benefit cost.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Expenses under this program for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the years ended December 31, 2001 and 2000 were $1,283, $2,631, $3,906 and $4,035, respectively.

            The Company continues to maintain a separate non-qualified benefit plan covering certain former salaried employees of the former Anchor Glass. The benefit obligation at December 31, 2002 was $4,268 and periodic benefit cost for the four months ended December 31, 2002 and the eight months ended August 31, 2002 was $100 and $200, respectively. The benefit obligation is recorded in other long-term liabilities at December 31, 2002. Amounts related to this plan for 2001 and prior periods are included in the table above.

         The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. The Company matches 100% of employee contributions, not to exceed 6% of participant eligible compensation or 25% of employee contributions, not to exceed 10% of participant eligible compensation. Expenses under the savings programs for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the years ended December 31, 2001 and 2000 were approximately $874, $1,759, $2,572 and $2,318, respectively.

         In the 1987 acquisition of Diamond-Bathurst, Inc., Anchor assumed the liabilities under a deferred compensation arrangement with certain employees of the acquired company. Under this plan, Anchor funds certain benefits to the participants and will be reimbursed through proceeds received on life insurance policies carried on all participants. Plan assets of approximately $1,427 are included in other assets and plan liabilities of approximately $2,419 are included in liabilities.

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 - INCOME TAXES

            The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2002, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets.

            The significant components of the deferred tax assets and liabilities are as follows:

                                                                       Reorganized        Predecessor
                                                                         Company            Company
                                                                       ------------      -------------
                                                                       December 31,       December 31,
                                                                           2002              2001
                                                                       ------------      -------------
                Deferred tax assets:
                   Reserves and allowances.......................      $    14,600       $    23,900
                   Pension and post-retirement liabilities.......           41,900             9,600
                   Inventory uniform capitalization..............              400             1,900
                   Tax loss carryforwards........................           51,300            58,200
                                                                       -----------       -----------
                                                                           108,200            93,600
                Deferred tax liabilities:
                   Accumulated depreciation and amortization.....           57,100            17,700
                   Other current assets..........................              900             1,200
                                                                       -----------       -----------
                                                                            58,000            18,900
                                                                       -----------       -----------
                Net deferred tax assets..........................           50,200            74,700
                Valuation allowance..............................          (50,200)          (74,700)
                                                                       -----------       -----------
                Net deferred tax assets after valuation allowance      $        --       $        --
                                                                       ===========       ===========

         The effective tax rate reconciliation is as follows:

                                                        Reorganized
                                                          Company                Predecessor Company
                                                        ------------  ----------------------------------------
                                                        Four Months   Eight Months           Years Ended
                                                           Ended         Ended               December 31,
                                                        December 31,    August 31,     -----------------------
                                                            2002          2002            2001         2000
                                                        ------------  ------------     ----------   ----------
         Federal rate...........................            (34)%          34%            (34)%        (34)%
         State rate.............................            ( 5)            5             ( 5)          (5)
         Non-deductible goodwill write-off......             --            27              --           --
         Non-deductible professional fees.......             --             6              --           --
         Other permanent differences............             15             1               3            5
                                                           ----          ----            ----         ----
                                                            (24)           73             (36)         (34)
         Valuation allowance....................             24           (73)             36           34
                                                           ----          ----            ----         ----
         Effective rate.........................             --%           --%             --%          --%
                                                           ====          ====            ====         ====

            For tax reporting purposes, the consummation of the Company's Plan did not create a new tax reporting entity. However, as a result of the consummation of the Plan, the Company has undergone a change in ownership. Due to this change in ownership, Section 382 of the Internal Revenue Code will significantly limit the Company's net operating loss carryforwards. In accordance with SOP 90-7, these net operating loss carryforwards and related

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

valuation allowances have been revalued. Any tax benefit derived from the release of the valuation allowances will be accounted for as a credit to intangible assets, and then additional paid in capital.

      The Company has approximately $131,500 of unused net operating loss carryforwards expiring at various dates between 2013 through 2022; however, due to the Section 382 limitations, the Company believes only $75,900 can be utilized.

NOTE 12 - MANUFACTURING FACILITIES

      In March 2000, Anheuser-Busch purchased the Company's previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. The Company received proceeds of $10,000 from the sale. Under an agreement with Anheuser-Busch, the Company provides engineering and production consulting services, relating to the Houston Facility, for a fee.

      In 1998, formal plans were approved to remove from service one furnace and one machine at the Jacksonville, Florida manufacturing facility. Of the total charge, $3,640 related to operating lease exit costs and closing and other costs. As of December 31, 2002, the spending against this liability was completed.

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

      Future minimum lease payments under non-cancelable operating leases, after giving effect to the termination of certain leases by purchasing from the lessors the equipment leased thereunder (see Note 15), are as follows:

        2003.............................................       $  9,476
        2004.............................................          4,005
        2005.............................................          3,232
        2006.............................................          3,015
        2007.............................................          2,967
        After 2007.......................................          9,198
                                                                --------
                                                                $ 31,893
                                                                ========

            Rental expense for all operating leases for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the years ended December 31, 2001 and 2000 were $5,429, $11,060, $15,400 and $13,000, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

            On October 13, 2000, certain former stockholders of the Company, consisting of CoMac Partners, L.P., CoMac Endowment Fund, L.P., CoMac Opportunities Fund, L.P., CoMac International, N.V., Carl Marks Strategic Investments, LP, Carl Marks Strategic Investments II, LP, Varde Partners, L.P., Varde Fund (Cayman) Ltd., Pequod Investments, L.P., Pequod International Ltd., Cerberus Partners L.P. and Cerberus International Ltd. (collectively, the "Plaintiffs"), commenced a shareholder derivative action against certain of the Company's directors and officers and related entities in The Court of Chancery of the State of Delaware. The litigation was settled for total consideration to the Company of approximately $9,000, of which approximately $6,300 was in cash, the exchange of mutual releases by the parties and payment by Anchor of certain legal fees. The settlement

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of the shareholder derivative action was approved by the Bankruptcy Court and the Delaware Chancery Court. Implementation of the settlement was completed in the fourth quarter of 2002.

            In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC. The action will be heard in the United States Bankruptcy Court for the Middle District of Florida. A trial date is scheduled in September 2003.

            On April 15, 2002, Anchor filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in connection with the Reorganization. The Plan was confirmed by the Court at a hearing held on August 8, 2002 and became effective on August 30, 2002.

            Certain environmental laws, such as CERCLA or Superfund and analogous state laws, provide for strict, under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment. Such laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. The Company is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Anchor has been identified as a potentially responsible party (a "PRP") under CERCLA with respect to two sites. While the Company may be jointly and severally liable for costs related to these sites, it is only one of a number of PRP's who also may be jointly and severally liable. The Company has established reserves for environmental costs which it believes are adequate to address the anticipated costs of remediation of these operating and closed facilities and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.

            The Company's operations are subject to federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company's current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on the balance sheet, although there can be no assurance that this will be the case. The Company maintains environmental reserves of approximately $10,000. In addition to the environmental reserves, the Company an environmental impairment liability insurance policy (expiring August 30, 2007) to address certain potential future environmental liabilities at identified operating and non-operating sites. There can be no assurance, however, that insurance will be available or adequate to cover future liabilities. Average annual spending on remediation issues in recent years approximated $500.

            In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on the Company's current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

            In 2000, the Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001 (the "Southeast Agreement"). To meet the expanded demand from the supply contract and improve manufacturing efficiency, the Company invested approximately $18,000 in new equipment in 2000 for its Jacksonville plant, funded through the proceeds from the sale of the Houston plant, certain capital and operating lease transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30,000 of lease transactions. Under this agreement, in December 1999, December 2000, March 2001 and April 2001, the Company financed approximately $8,200, $4,200, $7,800 and $5,400, respectively, of the expansion through sale

                       ANCHOR GLASS CONTAINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

leaseback arrangements. These lease agreements have terms of five to six years. The lease agreements contain, among other things, a fixed charge coverage test. See Note 15.

NOTE 15 - SUBSEQUENT EVENT

            Effective February 7, 2003, the Company completed an offering of the 11% Senior Secured Notes due 2013, aggregate principal amount of $300,000 (the "Senior Secured Notes"), issued under an indenture dated as of February 7, 2003, among the Company and The Bank of New York, as Trustee (the "Indenture"). The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor's existing real property, equipment and other fixed assets relating to Anchor's nine operating glass container manufacturing facilities.

            Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289,000 and were used to repay 100% of the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon ($156,256), 100% of the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee ($20,354) and advances outstanding under the Revolving Credit Facility ($66,886), which includes funds for certain of the Company's capital improvement projects. The remaining proceeds of approximately $45,000 are being used to terminate certain equipment leases by purchasing from the lessors the equipment leased thereunder.

            The Senior Secured Notes are redeemable, in whole or in part, at the Company's option on or after February 15, 2008, at redemption prices defined in the Indenture. The Indenture provides that upon the occurrence of a change of control, the Company will be required to offer to purchase all of the Senior Secured Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase.

            The indenture governing the Senior Secured Notes, subject to certain exceptions, restricts the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the granting of additional liens, mergers, consolidations and sale of assets and transactions with affiliates.

            The Company entered into a Registration Rights Agreement on February 7, 2003. Under the Registration Rights Agreement, the Company will use its reasonable best efforts to register with the Securities and Exchange Commission, exchange notes having substantially identical terms as the Senior Secured Notes.

            Principal payments required on long-term debt, including payments made under the PBGC obligation, and after taking into effect the above are $7,000 in 2003, $7,394 in 2004, $7,338 in 2005, $7,834 in 2006 and $8,377 in
2007. Payments to be made in 2008 and thereafter are $338,743.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANCHOR GLASS CONTAINER CORPORATION


Date: March 20, 2003                            By: /s/ Darrin J. Campbell
                                                   -----------------------------
                                                Darrin J. Campbell
                                                Chief Financial Officer and
                                                Executive Vice President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            /s/ Joel A. Asen
            --------------------------
            Joel A. Asen
            Director                                    March 20, 2003

            /s/ James N. Chapman
            --------------------------
            James N. Chapman
            Director                                    March 20, 2003

            /s/ Richard M. Deneau
            --------------------------
            Richard M. Deneau
            Director
            Chief Executive Officer                     March 20, 2003

            /s/ Jonathan Gallen
            --------------------------
            Jonathan Gallen
            Director                                    March 20, 2003

            /s/ George Hamilton
            --------------------------
            George Hamilton
            Director                                    March 20, 2003

            /s/ Timothy F. Price
            --------------------------
            Timothy F. Price
            Director                                    March 20, 2003

            /s/ Alan H. Schumacher
            --------------------------
            Alan H. Schumacher
            Director                                    March 20, 2003

            /s/ Lenard B. Tessler
            --------------------------
            Lenard B. Tessler
            Director                                    March 20, 2003

                                 CERTIFICATIONS

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

I, Richard M. Deneau, President and Chief Executive Officer, certify that:

            1. I have reviewed this annual report on Form 10-K of Anchor Glass Container Corporation;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003


/s/ Richard M. Deneau
---------------------------------
Name: Richard M. Deneau
Title: President and Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

I, Darrin J. Campbell, Executive Vice President and Chief Financial Officer, certify that:

            1. I have reviewed this annual report on Form 10-K of Anchor Glass Container Corporation;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003


/s/ Darrin J. Campbell
---------------------------------
Name: Darrin J. Campbell
Title: Executive Vice President and Chief Financial Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

      I, Richard M. Deneau, President and Chief Executive Officer of Anchor Glass Container Corporation, hereby certify that:

            1. The annual report of the registrant on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the annual report.


Date:  March 20, 2003


/s/ Richard M. Deneau
---------------------------------
Name: Richard M. Deneau
Title:  President and Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. Section 1350)

I, Darrin J. Campbell, Executive Vice President and Chief Financial Officer of Anchor Glass Container Corporation, hereby certify that:

            1. The annual report of the registrant on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the annual report.

Date:  March 20, 2003


/s/ Darrin J. Campbell
---------------------------------
Name: Darrin J. Campbell
Title: Executive Vice President and Chief Financial Officer