Form 10-Q
period 2003-03-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-05-15
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

Registrant’s telephone number, including area code: 813-884-0000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Number of shares outstanding of common stock at May 14, 2003:
9,000,000 shares

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This report of Anchor Glass Container Corporation (“Anchor” or the “Company”) includes ''forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ''believe,’’ ''anticipate,’’ ''expect,’’ ''estimate,’’ ''intend,’’ ''project,’’ ''will be,’’ ''will likely continue,’’ ''will likely result,’’ or words or phrases of similar meaning including, among other things, statements concerning:

•	the Company’s liquidity and capital resources;

•	competitive pressures and trends in the glass container or beverage and food industries;

•	prevailing interest rates;

•	prices for energy, particularly natural gas, and other raw materials;

•	legal proceedings and regulatory matters; and

•	general economic conditions.

     Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company, that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; fluctuations in the price of natural gas; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing and other beverage industries; volatility in the demand from emerging new markets; the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

INDEX

Page No.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Statements of Operations and Comprehensive Income (Loss) - Three Months Ended March 31, 2003 (Reorganized Company) and Three Months Ended March 31, 2002 (Predecessor Company)	4
Condensed Balance Sheets - March 31, 2003 and December 31, 2002 (Reorganized Company)	5
Condensed Statements of Cash Flows - Three Months Ended March 31, 2003 (Reorganized Company) and Three Months Ended March 31, 2002 (Predecessor Company)	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Changes in Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	17

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Reorganized	Predecessor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Net sales	$162,403	$178,382
Costs and expenses:
Cost of products sold	152,927	164,572
Selling and administrative expenses	6,646	7,693
Income from operations	2,830	6,117
Other income (expense), net	(588)	863
Interest expense	(14,131)	(7,183)

Net loss	$(11,889)	$(203)

Preferred stock dividends	$(2,341)	$(3,514)

Loss applicable to common stock		$(3,717)

Basic and diluted net loss per share applicable to common stock		$(0.71)

Basic weighted average number of common shares outstanding		5,251,356

Comprehensive income (loss):
Net loss	$(11,889)	$(203)
Other comprehensive income (loss):
Derivative income (loss)	(190)	531

Comprehensive income (loss)	$(12,079)	$328

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED BALANCE SHEETS

(dollars in thousands)

	Reorganized Company

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$285	$351
Restricted cash	4,038	4,387
Accounts receivable	39,221	42,070
Inventories:
Raw materials and manufacturing supplies	22,335	22,796
Finished products	98,586	79,353
Other current assets	8,214	8,603

Total current assets	172,679	157,560
Property, plant and equipment, net	443,901	384,386
Other assets	14,051	6,815
Intangible assets	7,438	7,636

	$638,069	$556,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$25,373	$47,413
Current maturities of long-term debt	8,941	8,315
Accounts payable	40,364	46,969
Accrued expenses	26,392	35,314
Accrued interest	5,392	5,167
Accrued compensation and employee benefits	23,789	26,331

Total current liabilities	130,251	169,509
Bonds and long-term capital leases	317,021	182,433
Long-term obligation to PBGC	59,481	60,640

Total long-term debt	376,502	243,073
Long-term post-retirement liabilities	40,143	40,342
Other long-term liabilities	29,094	26,974

	445,739	310,389
Commitments and contingencies
Stockholders’ equity:
Preferred stock	1	1
Common stock	900	900
Participation component of Series C preferred stock	750	750
Capital in excess of par value	78,349	78,349
Accumulated deficit	(17,921)	(3,691)
Accumulated other comprehensive income	—	190

	62,079	76,499

	$638,069	$556,397

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized	Predecessor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(11,889)	$(203)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	16,595	14,922
Other	3,643	690
Increase (decrease) in cash resulting from changes in assets and liabilities	(30,058)	5,212

	(21,709)	20,621

Cash flows from investing activities:
Expenditures for property, plant and equipment	(35,170)	(26,794)
Purchase of equipment under leases	(39,217)	—
Proceeds from sale of property, plant and equipment	10,412	3,064
Change in restricted cash	349	—
Payments for strategic alliances with customers	—	(1,266)
Other	(856)	(564)

	(64,482)	(25,560)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	—
Principal payments of long-term debt	(171,253)	(453)
Payment of capital lease obligations for assets purchased	(5,539)	—
Plan distributions to Series A preferred stock	(3,665)	—
Net repayments on revolving credit facility	(22,040)	—
Net draws on prior revolving credit facilities	—	4,976
Payment of financing fees	(11,378)	—

	86,125	4,523
Cash and cash equivalents:
Decrease in cash and cash equivalents	(66)	(416)
Balance, beginning of period	351	416

Balance, end of period	$285	$—

Supplemental noncash activities:
Non-cash equipment financing	$10,000	$—

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

NOTE 1 – Basis of Presentation

Organization of the Company

     On August 30, 2002, Anchor, a Delaware corporation, completed a restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code. Certain investment funds and managed accounts affiliated with Cerberus Capital Management, L.P. (“Cerberus”) acquired all of the outstanding capital stock of Anchor through their investment in Anchor Glass Container Holding L.L.C. (“AGC Holding”), a Delaware limited liability company formed in August 2002 and the parent company of Anchor. As of March 31, 2003, AGC Holding owns approximately 95% of the outstanding common stock and 100% of the outstanding Series C Participating Preferred Stock of Anchor. Certain current officers and a former officer of Anchor hold the remaining outstanding shares of common stock of Anchor.

Condensed Financial Statements

     In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

     The effective date of the Company’s Plan was August 30, 2002. The financial statements of the Company as of and for periods subsequent to August 31, 2002 are referred to as the “Reorganized Company” statements. All financial statements prior to that date are referred to as the “Predecessor Company” statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Subject to the limitations on comparability indicated in the preceding paragraph, it is suggested that these condensed financial statements be read in conjunction with the financial statements of Anchor included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

     Certain amounts of prior periods in the accompanying condensed financial statements have been reclassified to conform to the current presentation.

NOTE 2 – Senior Secured Notes

     Effective February 7, 2003, the Company completed an offering of 11% Senior Secured Notes due 2013, aggregate principal amount of $300,000 (the “Senior Secured Notes”), issued under an indenture dated as of February 7, 2003, among the Company and The Bank of New York, as Trustee (the “Indenture”). The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor’s existing real property, equipment and other fixed assets relating to Anchor’s nine operating glass container manufacturing facilities. The collateral does not include inventory, accounts receivables or intangible assets.

     Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289,000 and were used to repay 100% of the principal amount outstanding under Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (“First Mortgage Notes”) plus accrued interest

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

thereon ($156,256 in total), 100% of the principal amount outstanding under the senior secured term loan (the “Term Loan”) plus accrued interest thereon and a prepayment fee ($20,354 in total) and advances then outstanding under the $100,000 credit facility (the “Revolving Credit Facility”) ($66,886), which included funds for certain of the Company’s capital improvement projects. The remaining proceeds of approximately $45,000 were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder.

     Interest on the Senior Secured Notes accrues at 11% per annum and is payable semiannually on each February 15 and August 15 to registered holders of the Senior Secured Notes at the close of business on the February 1 and August 1 immediately preceding the applicable interest payment date. The first interest payment date is August 15, 2003.

     The Senior Secured Notes are redeemable, in whole or in part, at the Company’s option on or after February 15, 2008, at redemption prices listed in the Indenture. At any time (which may be more than once) before February 15, 2006, the Company can choose to redeem up to 35% of the initial outstanding notes with money raised in one or more public equity offerings, at redemption prices listed in the Indenture. The Indenture provides that upon the occurrence of a change of control, the Company will be required to offer to purchase all of the Senior Secured Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase.

     The Indenture, subject to certain exceptions, restricts the Company from taking various actions, including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the granting of additional liens, mergers, consolidations and sale of assets and transactions with affiliates.

     The Company entered into a Registration Rights Agreement on February 7, 2003. Under the Registration Rights Agreement, the Company will use its reasonable best efforts to register with the Securities and Exchange Commission, exchange notes having substantially identical terms as the Senior Secured Notes. In connection therewith, a registration statement was filed on April 11, 2003.

NOTE 3 – Equity Incentive Plan

     In October 2002, the Board of Directors of Anchor (the “Board”) approved an Equity Incentive Plan, designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals that covers employees, directors and consultants. The plan provides for the grant of nonqualified stock options, incentive stock options and restricted stock for shares of Anchor common stock to participants of the plan selected by the Board or a committee of the Board (the “Administrator”). Effective January 9, 2003, the Administrator granted a total of 200,000 non-qualified stock options to selected participants. The terms and conditions of awards, as determined by the Administrator, are as follows: 50% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50% of the option grant vests in three tranches of equal amounts on the first, second and third anniversary of the grant date if the Company attains certain performance targets established by the Board.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 — Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, the Company has adopted the fair value based method of accounting for stock-based employee compensation under SFAS 123 by applying the prospective method

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

of accounting, under which the Company applies the recognition provisions to all employee awards granted after the beginning of 2003. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding awards in each period:

	Reorganized	Predecessor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Net loss, as reported	$(11,889)	$(203)
Add: Stock-based employee compensation expense included in reported net loss	8	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(8)	(20)

Pro forma net loss	$(11,889)	$(223)

Basic and diluted net loss per share applicable to common stock
As reported		$(0.71)

Pro forma		$(0.71)

     Salaried employees of the Company participated in an incentive stock option plan of Anchor’s former indirect parent. These options, which have been cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees in accounting for these options in the three months ended March 31, 2002.

NOTE 4 – Commitments and Contingencies

     In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC L.L.C. (“GGC”), Consumers U.S., Inc. (the Company’s former parent) and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC and seeks monetary damages. The action will be heard in the United States Bankruptcy Court for the Middle District of Florida. The Company believes it is remote that the outcome of this matter will have a material adverse effect on its financial position or results of operations. A trial date is scheduled for September 2003.

     In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on the Company’s current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

     The Company’s operations are subject to federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company’s current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on its balance sheet, although there can be no assurance that this will be the case.

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

Senior Secured Notes Offering

     On February 7, 2003, the Company completed an offering of $300.0 million aggregate principal amount of 11% Senior Secured Notes due 2013, issued under the Indenture. The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor’s existing real property, equipment and other fixed assets relating to Anchor’s nine operating glass container manufacturing facilities. The collateral does not include inventory, accounts receivables or intangible assets.

     Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289.0 million and were used to repay 100% of the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon (approximately $156.3 million in total), 100% of the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee (approximately $20.4 million in total) and advances then outstanding under the Revolving Credit Facility (approximately $66.9 million), which included funds for certain of the Company’s capital improvement projects. The remaining proceeds of approximately $45.0 million were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder.

Reorganization

     On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization (the “Reorganization”). As part of this Reorganization, Cerberus, through certain Cerberus-affiliated funds and managed accounts, invested $80.0 million of new equity capital into Anchor, acquiring 100% of Anchor’s Series C Participating Preferred Stock for $75.0 million and 100% of Anchor’s Common Stock for $5.0 million. In addition, Anchor arranged for a $20.0 million Term Loan from Ableco Finance LLC (which was subsequently repaid with a portion of the proceeds from the offering of the Senior Secured Notes). In connection with the restructuring, Anchor also put in place a new $100.0 million Revolving Credit Facility. In addition, Anchor settled various lawsuits, eliminated certain related party claims and contracts and entered into an agreement with the Pension Benefit Guaranty Corporation settling Anchor’s outstanding pension liability (the “PBGC Agreement”).

     The Reorganization was consummated on August 30, 2002; however, for accounting purposes, the Company has accounted for the reorganization and fresh start adjustments as of August 31, 2002, to coincide with its normal financial closing for the month of August. The Company’s financial statements as of and for periods subsequent to August 31, 2002 are referred to as the ''Reorganized Company’’ statements. All financial statements prior to that date are referred to as the ''Predecessor Company’’ statements.

Results of Operations

     Net sales. Net sales for the first quarter of 2003 were $162.4 million compared to $178.4 million for the first quarter of 2002. The decrease in net sales of approximately $16.0 million was principally the result of a decrease in unit shipments of approximately 9% in the three months ended March 31, 2003 as compared with the same period of 2002. A significant percentage of the volume and net sales dollar decline was experienced in the flavored alcoholic beverages product line. The negative impact on sales, especially in the beverage and beer segments, the Company believes, were due to the softness in the economy, the effect of the military action against Iraq and the harsh weather conditions experienced this winter in certain locations of the U.S. The Company does not expect these effects to be on-going.

     Cost of products sold. Cost of products sold in the first quarter of 2003 was $152.9 million, or 94.1% of net sales, while the cost of products sold for the first quarter of 2002 was $164.6 million, or 92.3% of net sales. This decline in margin in 2003 principally was due to the increase in the cost of natural gas, the principal fuel for manufacturing glass, of approximately $5.4 million in the first three months of 2003, as compared with the same period of 2002, and the decline in sales noted above. The Company also incurred costs associated with downtime during the capital improvement project at the Henryetta, Oklahoma facility in the first quarter of 2003 and during the modernization project at the Elmira, New York facility in the first quarter of 2002. In addition, the margin was impacted by cost increases, especially for depreciation, offset by additional manufacturing efficiencies due to the Company’s cost reduction efforts.

     Selling and administrative expenses. Selling and administrative expenses for the three months ended March 31, 2003 were $6.7 million, or 4.1% of net sales, while selling and administrative expenses for the three months ended March 31, 2002 were $7.7 million, or 4.3% of net sales. Selling and administrative expenses declined as a result of lower personnel and benefit costs and lower professional fees incurred in the first quarter of 2003 as compared with the first quarter of 2002.

     Interest expense. Interest expense for the three months ended March 31, 2003 was $14.1 million compared to $7.2 million for the three months ended March 31, 2002, an increase of $6.9 million. A noncash write-off of approximately $3.6 million, for deferred fees related to debt repaid with proceeds from the Senior Secured Notes, was included in interest expense for the three months ended March 31, 2003. Increased interest expense of the Senior Secured Notes approximated $2.6 million in the first quarter of 2003. Interest expense components with no comparable charge in the same period of 2002 included approximately $1.4 million of interest related to the PBGC Agreement, a $0.3 million penalty for the Term Loan prepayment and an approximately $0.4 million consent fee paid to the First Mortgage Note holders. Interest expense, not recurring in 2003, included an approximately $1.2 million accrual of interest on the Senior Notes (which were repaid on August 30, 2002). The increase was also partially offset by lower average interest rates and lower average borrowings outstanding under the Company’s Revolving Credit Facility in 2003.

     Net loss. The Company recorded a net loss of $11.9 million for the first quarter of 2003. The charge to interest was approximately $4.3 million for the write off of deferred fees for debt repaid with proceeds from the Senior Secured Notes and other related payments, leaving a loss of $7.6 million attributable to all other operations. The Company recorded a net loss of $0.2 million in the first quarter of 2002. The decline in earnings for the first quarter of 2003 was due to lower sales volumes during the quarter and the increase in the cost of natural gas.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility. The Company believes that cash flows from operating activities combined with available borrowings under the Revolving Credit Facility will be sufficient to support its operations and liquidity requirements for the foreseeable future, although the Company cannot be assured that this will be the case. Peak operating needs are in the spring, at which time working capital borrowings are significantly higher than at other times of the year.

Cash Flows

     Operating Activities. Operating activities consumed $21.7 million in cash in the three months ended March 31, 2003, as compared to cash provided of $20.6 million in the three months ended March 31, 2002. This increase in cash consumed reflects the decline in earnings of approximately $7.6 million and changes in working capital items. Inventory levels increased approximately $18.8 million and current liabilities declined approximately $15.9 million from year-end 2002 levels. Although the Company has historically built inventory in the first quarter of the year, it also built slightly higher than normal inventory levels in this first quarter of 2003, as a result of the lower shipment volume in the quarter caused by the effects of the temporary softness in the economy and winter weather. In addition, as a result of higher natural gas prices, net cash outlays for natural gas purchases in the three months ended March 31, 2003 increased approximately $5.4 million as compared to the same period of 2002. Furthermore, interest payments in the first quarter of 2003 were approximately $9.9 million, as compared to approximately $1.1 million in the first quarter of 2002.

     Investing Activities. Cash consumed in investing activities was $64.5 million in the three months ended March 31, 2003, as compared to $25.5 million in the same period of 2002. Capital expenditures were $35.2 million in the first quarter of 2003, as compared to $26.8 million in the first quarter of 2002. In the first quarter of 2003, the Company completed a $28.0 million project at its Henryetta, Oklahoma facility, including approximately $11.8 million to expand and improve overall productive capacity. In the first quarter of 2002, the Company invested approximately $16.6 million in the modernization project at the Elmira, New York facility, which was completed in the first quarter of 2002. The Company used approximately $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder. In addition, the Company financed $10.0 million of equipment under its master lease agreement.

     Financing Activities. Net cash provided in financing activities was $86.1 million in the three months ended March 31, 2003, as compared to $4.5 million in the three months ended March 31, 2002. The net financing activities in 2003 principally reflect the offering of $300.0 million of Senior Secured Notes and repayment of the First Mortgage Notes, the Term Loan and advances then outstanding under the Revolving Credit Facility. See “—Overview—Senior Secured Notes Offering.”

Debt and Other Contractual Obligations

     In February 2003, the Company completed an offering of 11% Senior Secured Notes. See “–Overview—Senior Secured Notes Offering”.

     Under the Company’s master lease, entered into in December 2002, the Company could lease equipment from time to time until March 31, 2003, in an amount not to exceed $20.0 million in the aggregate. The master lease agreement is structured as a capital lease under GAAP. For each group of equipment items the Company agreed to lease, it entered into an equipment schedule that applied the terms of the master lease to such equipment. The Company financed $10.0 million of equipment in December 2002 and an additional $10.0 million of equipment in late March 2003, each under a lease term of five years.

     In August 2002 in connection with the Reorganization, the Company entered into a ten-year payment obligation under the PBGC Agreement. The Company is required to make monthly payments to the PBGC in the amount of $833,333.33. The present value of this obligation was approximately $63.9 million at March 31, 2003.

     As of May 8, 2003, advances outstanding under the Revolving Credit Facility were approximately $40.5 million, borrowing availability was approximately $38.4 million and outstanding letters of credit on this facility were approximately $8.0 million.

     The obligations under the Revolving Credit Facility are secured by a first priority security interest in all of the Company’s inventories, receivables, general intangibles and proceeds therefrom. In addition, the Revolving Credit Facility contains customary negative covenants and restrictions for transactions including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, certain junior payments, transactions with affiliates and changes relating to indebtedness. The Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test, unless minimum availability declines below $10.0 million in which case the Company must meet a monthly fixed charge coverage test.

     Commitments for the principal payments and interest required on long-term debt, including capital leases and other contractual obligations, are as follows:

	Remainder of				2007 and
	2003	2004	2005	2006	thereafter	Total

	(dollars in thousands)
Long-term debt (1)	$—	$—	$—	$—	$300,000	$300,000
Capital leases (2)	4,480	4,599	4,098	4,108	4,241	22,526
Interest on above obligations	31,300	34,600	34,500	34,500	203,600	338,500
Payments under PBGC Agreement	7,500	10,000	10,000	10,000	57,500	95,000
Operating leases	4,100	4,000	3,200	3,000	12,200	26,500

	$47,380	$53,199	$51,798	$51,608	$578,541	$782,526

(1)	Includes the obligations under the Senior Secured Notes due 2013.

(2)	Includes the capital lease obligations under the master lease discussed above.

     In addition to the above, the Company is obligated to pay approximately $2.9 million annually related to its post-retirement benefit plan and approximately $5.0 million annually to multiemployer plans for the future service benefits of its hourly employees. Also, the Series C Participating Preferred Stock is subject to redemption at the Company’s option at any time in whole but not in part at a redemption price equal to the sum of (i) one thousand dollars per share plus all accrued and unpaid dividends on such share computed to the date of redemption and (ii) 15% of the fair market value of all of the outstanding shares of common stock divided by the number of outstanding shares of Series C Participating Preferred Stock. The portion of the redemption price specified in clause (ii) of the preceding sentence will, at the option of the Company, be payable either in cash or in shares of common stock. The Series C Participating Preferred Stock is entitled to receive dividends, at a rate per annum equal to 12%. Dividends are payable quarterly in cash, if and when declared by the Board of Directors and, to the extent not paid currently with respect to any quarterly period, will accrue and compound quarterly. Unpaid dividends of $5.4 million ($71.51 per share) as of March 31, 2003 were accrued and included in other long-term liabilities in the accompanying condensed balance sheet.

Capital Expenditures

     Capital expenditures were approximately $35.2 million in the first quarter of 2003 and are expected to total approximately $72.0 million in 2003. The Company’s principal sources of liquidity for funding of the remaining 2003 capital expenditures are funds derived from operations and borrowings under the Revolving Credit Facility.

Off-Balance Sheet Arrangements

     Except for operating lease commitments as disclosed in the table of contractual obligations above, the Company is not party to off-balance sheet arrangements.

Impact of Inflation

     The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on these cost increases to its customers for several years, although the Company did realize some price increases in 2001 and 2002, primarily due to the abnormally high energy costs experienced in 2001. Over the last three years, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. For March 2003, April 2003 and May 2003, natural gas prices closed at $9.133, $5.146 and $5.123 per MMBTU, respectively. A material increase in the price of natural gas would have a material adverse effect on the Company’s results of operations and financial condition.

Seasonality

     Due principally to the seasonal nature of the brewing and some other segments of the beverage industry, in which demand is stronger during the summer months, the Company’s shipment volume is typically higher in the second and third quarters. Consequently, the Company has historically built inventory during the fourth and first quarters in anticipation of seasonal demands during the second and third quarters. However, due to increased demand at the end of 2001 and the beginning of 2002, the Company shipped more than usual and built up less inventory in those periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin. The applicable margin was fixed through February 2003, and thereafter became a fixed spread based on the Company’s level of excess availability. A change in interest rates under the Revolving Credit Facility could adversely impact results of operations. A 10 percent fluctuation in the market rate of interest would impact annual interest expense by approximately $0.3 million, based on average borrowings outstanding during 2002. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments.

     Less than 1% of the Company’s net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant. The Company has hedged certain of its estimated natural gas purchases, typically over a maximum of six to twelve months, through the purchase of natural gas futures. The Company does not enter into such hedging transactions for speculative trading purposes but rather to lock in energy prices. Also, the Company has entered into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

Item 4. Controls and Procedures.

     An evaluation was carried out, within the 90 days prior to the filing of this report, under the supervision of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, Anchor’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

     There were no significant changes in the Company’s disclosure controls and procedures or in other factors that could significantly affect these controls and procedures subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses in these controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC and seeks monetary damages. The action will be heard in the United States Bankruptcy Court for the Middle District of Florida. The Company believes it is remote that the outcome of this matter will have a material adverse effect on its financial position or results of operations. A trial date is scheduled for September 2003.

     In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on the Company’s current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

     The Company’s operations are subject to federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company’s current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on its balance sheet, although there can be no assurance that this will be the case.

Item 2. Changes in Securities and Use of Proceeds.

     On February 7, 2003, the Company completed the offering of $300.0 million aggregate principal amount of 11% Senior Secured Notes due 2013, issued under the Indenture. The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor’s existing real property, equipment and other fixed assets relating to Anchor’s nine operating glass container manufacturing facilities. The collateral does not include inventory, accounts receivable and intangible assets.

     Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289.0 million and were used to repay 100% of the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon (approximately $156.3 million in total), 100% of the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee (approximately $20.4 million in total) and advances then outstanding under the Revolving Credit Facility (approximately $66.9 million), which included funds for certain of the Company’s capital improvement projects. The remaining proceeds of approximately $45.0 million were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a.)	Exhibits

	Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b.)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: May 15, 2003	/s/ Darrin J. Campbell Darrin J. Campbell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Richard M. Deneau Name: Richard M. Deneau Title: President and Chief Executive Officer

CERTIFICATIONS

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Darrin J. Campbell Name: Darrin J. Campbell Title: Executive Vice President and Chief Financial Officer