Form 10-K/A
period 2002-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-06-20
CIK 1052163

===============================================================================

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                      ----
                                (Title of class)

===============================================================================

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

      Item 14 (a) (3) of Part IV of the Registrant's Annual Report on Form 10-K is hereby amended to replace in its entirety, Exhibit 10.2:

     Exhibit 10.2+ Glass Bottle Agreement between Anheuser-Busch, Incorporated and Anchor Glass Container Corporation.

     + Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ANCHOR GLASS CONTAINER CORPORATION


Date:  June 20, 2003               /S/ DARRIN J. CAMPBELL
                                   -------------------------------------------
                                   Darrin J. Campbell
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Duly Authorized Officer)