Form 10-K/A
period 2002-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-06-25
CIK 1052163

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
             (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

     The sole purpose of this Amendment No. 2 is to amend and restate the
Exhibit Index in its entirety and to file certain certifications by certain officers of the Company.

THE EXHIBIT INDEX SET FORTH IN ITEM 15 OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS HEREBY AMENDED AND REPLACED AS FOLLOWS:

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements, Schedules and Exhibits

3.       EXHIBITS

   EXHIBIT
   NUMBER   ITEM
   -------  ----
   3.1      Amended and Restated Certificate of Incorporation of Anchor     (A)

   3.2      Certificate of Amendment of Amended and Restated Certificate    (A)
            of Incorporation of Anchor

   3.3      Amended and Restated By-Laws of Anchor                          (A)

   3.4      Certificate of Designation of Series C Participating            (A)
            Preferred Stock

   3.5      Certificate of Amendment of Amended and Restated Certificate    (A)
            of Incorporation of Anchor

   3.6      Certificate of Amendment of The Certificate of Designation      (B)

   4.1      Stockholders' Agreement, dated August 30, 2002, by and among    (A)
            Anchor, the  the Investors and Other Stockholders

   4.2 Indenture dated as of February 7, 2003 among Anchor, as Issuer (B) and The Bank of New York, as Trustee

   4.3      Collateral Access and Intercreditor Agreement, dated            (B)
            February 7, 2003, by and among Congress Financial Corporation (Central), in its capacity as collateral agent, and The Bank of New York, in its capacity as trustee and collateral agent

   4.4      Registration Rights Agreement, dated February 7, 2003, among    (B)
            Anchor and the Initial Purchasers

   10.1+ Southeast Glass Bottle Supply Agreement between Anheuser-Busch, (C) Incorporated and Anchor

   10.2+    Glass Bottle Agreement between Anheuser-Busch, Incorporated     (D)
            and Anchor

   10.3     Limited License Agreement, dated March 8, 2002 between Owens    (A)
            Brockway Glass Container Inc. and Anchor

   10.4     Loan and Security Agreement by and among Anchor, as Borrower,   (A)
            and Congress Financial Corporation (Central), as Administrative and Collateral Agent, Bank of America, N.A., as Documentation Agent, and the Financial Institutions Named Therein, as Lenders, dated August 30, 2002

   10.5    Term Loan Agreement by and among Anchor, as Borrower, the        (A)
           financial institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent, dated August 30, 2002

   10.6    Security Agreement, made by Anchor in favor of Ableco            (A)
           Finance LLC, dated August 30, 2002

   10.7    Pledge Agreement, made by Anchor in favor of Ableco Finance      (A)
           LLC, dated August 30, 2002

   10.8    Collateral Agency and Intercreditor Agreement dated August 30,   (A)
           2002 between Congress Financial Corporation (Central) and Ableco Finance, LLC

   10.9    Amendment No. 1 to Loan and Security Agreement by and among      (B)
           Anchor, as Borrower, the financial institutions from time to time parties to the Loan Agreement, as Lenders, and Congress Financial Corporation (Central), as Agent, dated December 31, 2002

   10.10   Amendment No. 2 to Loan and Security Agreement by and among      (B)
           Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated February 7, 2003

   10.11   Termination and Release Agreement between Anchor and Ableco      (B)
           Finance LLC, dated February 7, 2003

   12.1 Statement re: computation of ratio of earnings to fixed charges (B) for four months ended December 31, 2002, the eight months ended August 31, 2002 and the years ended December 31, 2001, 2000, 1999 and 1998

   21.1    List of subsidiaries of the Company                              (E)
-------------------------

+ Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(B) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(C) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(D) Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002, filed on June 20, 2003 and incorporated herein by reference.

(E) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997.

     (b)    Reports on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ANCHOR GLASS CONTAINER CORPORATION



Date:  June 25, 2003                  /S/ DARRIN J. CAMPBELL
                                      -----------------------------------------
                                      Darrin J. Campbell
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)

                                 CERTIFICATIONS

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss. 1350)

I, Richard M. Deneau, President and Chief Executive Officer, certify that:

       1. I have reviewed this annual report on Form 10-K/A of Anchor Glass Container Corporation; and

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  June 25, 2003

/S/ RICHARD M. DENEAU
--------------------------------------------
Name:  Richard M. Deneau
Title: President and Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.ss. 1350)

I, Darrin J. Campbell, Executive Vice President and Chief Financial Officer, certify that:

       1. I have reviewed this annual report on Form 10-K/A of Anchor Glass Container Corporation; and

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  June 25, 2003

/S/ DARRIN J. CAMPBELL
--------------------------------------------
Name:  Darrin J. Campbell
Title: Executive Vice President and Chief Financial Officer