Form 10-Q
period 2003-06-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-08-14
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      No [X].

Number of shares outstanding of common stock at August 14, 2003:

9,000,000 shares

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

INDEX

Page No.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Statements of Operations and Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2003 (Reorganized Company) and Three and Six Months Ended June 30, 2002 (Predecessor Company)	3
Condensed Balance Sheets - June 30, 2003 and December 31, 2002 (Reorganized Company)	4
Condensed Statements of Cash Flows - Six Months Ended June 30, 2003 (Reorganized Company) and Six Months Ended June 30, 2002 (Predecessor Company)	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II - OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 2. Changes in Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Reorganized Company		Predecessor Company

	Six Months	Three Months	Six Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2003	2002	2002

Net sales	$349,225	$186,822	$378,260	$199,878
Costs and expenses:
Cost of products sold	320,989	168,062	340,671	176,099
Selling and administrative expenses	13,466	6,820	15,224	7,531
Restructuring, net	—	—	1,429	1,429

Income from operations	14,770	11,940	20,936	14,819
Reorganization items, net	—	—	(2,700)	(2,700)
Other income (expense), net	(224)	364	483	(380)
Interest expense (Contractual interest for the six and three months ended June 30, 2002, $15,017 and $7,834, respectively)	(25,138)	(11,007)	(13,974)	(6,791)

Net income (loss)	$(10,592)	$1,297	$4,745	$4,948

Series A and B preferred stock dividends (Contractual dividends for the six and three months ended June 30, 2002, $7,028 and $3,514, respectively)			$(4,100)	$(586)

Income applicable to common stock			$645	$4,362

Basic net income per share applicable to common stock			$0.12	$0.83

Basic weighted average number of common shares outstanding			5,251,356	5,251,356

Diluted net income per share applicable to common stock			$0.12	$0.15

Diluted weighted average number of common shares outstanding			5,251,356	33,805,651

Comprehensive income (loss):
Net income (loss)	$(10,592)	$1,297	$4,745	$4,948
Other comprehensive income (loss):
Derivative income	707	897	531	—

Comprehensive income (loss)	$(9,885)	$2,194	$5,276	$4,948

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED BALANCE SHEETS
(dollars in thousands)

	Reorganized Company

	June 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$320	$351
Restricted cash	—	4,387
Accounts receivable	44,462	42,070
Inventories:
Raw materials and manufacturing supplies	23,918	22,796
Finished products	108,369	79,353
Other current assets	8,728	8,603

Total current assets	185,797	157,560
Property, plant and equipment, net	448,531	384,386
Other assets	14,601	6,815
Intangible assets	7,240	7,636

	$656,169	$556,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$38,382	$47,413
Current maturities of long-term debt	9,057	8,315
Accounts payable	43,999	46,969
Accrued expenses	19,791	35,314
Accrued interest	13,755	5,167
Accrued compensation and employee benefits	25,551	26,331

Total current liabilities	150,535	169,509
Notes and long-term capital leases	315,496	182,433
Long-term obligation to PBGC	58,296	60,640

Total long-term debt	373,792	243,073
Long-term post-retirement liabilities	40,831	40,342
Other long-term liabilities	30,648	26,974

	445,271	310,389
Commitments and contingencies
Stockholders’ equity:
Preferred stock	1	1
Common stock	900	900
Participation component of Series C preferred stock	750	750
Capital in excess of par value	78,349	78,349
Accumulated deficit	(20,534)	(3,691)
Accumulated other comprehensive income	897	190

	60,363	76,499

	$656,169	$556,397

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized	Predecessor
	Company	Company

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(10,592)	$4,745
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	33,409	27,994
Write-off and amortization of financing fees	4,433	1,207
Other	210	(78)
Decrease in cash resulting from changes in assets and liabilities	(39,231)	(762)

	(11,771)	33,106
Cash flows from investing activities:
Expenditures for property, plant and equipment	(56,183)	(37,256)
Purchase of equipment under leases	(39,217)	—
Proceeds from sale of property, plant and equipment	10,414	3,112
Change in restricted cash	4,387	—
Payments for strategic alliances with customers	—	(1,266)
Other	(1,714)	(976)

	(82,313)	(36,386)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	—
Principal payments of long-term debt	(173,834)	(1,036)
Payment of capital lease obligations for assets purchased	(5,539)	—
Plan distributions to Series A preferred stock	(3,678)	—
Repurchase of warrants	(1,500)	—
Net repayments on revolving credit facility	(9,031)	—
Net draws on prior revolving credit facilities	—	4,233
Payment of financing fees	(12,365)	—

	94,053	3,197
Cash and cash equivalents:
Decrease in cash and cash equivalents	(31)	(83)
Balance, beginning of period	351	416

Balance, end of period	$320	$333

Supplemental noncash activities:
Non-cash equipment financing	$10,000	$—

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

NOTE 1 – Basis of Presentation

     Organization of the Company

          On August 30, 2002, Anchor Glass Container Corporation (“Anchor” or the “Company”), a Delaware corporation, completed a restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code. Certain investment funds and managed accounts affiliated with Cerberus Capital Management, L.P. (“Cerberus”) acquired all of the outstanding capital stock of Anchor through their investment in Anchor Glass Container Holding L.L.C. (“AGC Holding”), a Delaware limited liability company formed in August 2002 and the parent company of Anchor. As of June 30, 2003, AGC Holding owns approximately 95% of the outstanding common stock and 100% of the outstanding Series C Participating Preferred Stock of Anchor. Certain current officers and a former officer of Anchor hold the remaining outstanding shares of common stock of Anchor.

     Condensed Financial Statements

          In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

          The effective date of the Plan was August 30, 2002. The financial statements of the Company as of and for periods subsequent to August 31, 2002 are referred to as the “Reorganized Company” statements. All financial statements prior to that date are referred to as the “Predecessor Company” statements.

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

          Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289,000 and were used to repay 100% of the principal amount outstanding under Anchor’s 11.25% First Mortgage

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Notes due 2005, aggregate principal amount of $150,000 (“First Mortgage Notes”) plus accrued interest thereon ($156,256 in total), 100% of the principal amount outstanding under the senior secured term loan (the “Term Loan”) plus accrued interest thereon and a prepayment fee ($20,354 in total) and advances then outstanding under the $100,000 credit facility (the “Revolving Credit Facility”) ($66,886 in total), which included funds for certain of the Company’s capital improvement projects. The remaining proceeds of approximately $45,000 were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder.

          Interest on the Senior Secured Notes accrues at 11% per annum and is payable semiannually on each February 15 and August 15 to registered holders of the Senior Secured Notes at the close of business on the February 1 and August 1 immediately preceding the applicable interest payment date. The first interest payment date is August 15, 2003.

          The Senior Secured Notes are redeemable, in whole or in part, at the Company’s option on or after February 15, 2008, at redemption prices listed in the Indenture. At any time (which may be more than once) before February 15, 2006, the Company at its option may redeem up to 35% of the initial outstanding notes with money raised in one or more public equity offerings, at redemption prices listed in the Indenture. The Indenture provides that upon the occurrence of a change of control, the Company will be required to offer to purchase all of the Senior Secured Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase.

          The Indenture, subject to certain exceptions, restricts the Company from taking various actions including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the granting of additional liens, mergers, consolidations and sales of assets and transactions with affiliates.

          The Company entered into a Registration Rights Agreement on February 7, 2003. Under the Registration Rights Agreement, the Company registered with the Securities and Exchange Commission exchange notes, having substantially identical terms as the Senior Secured Notes, under a registration statement declared effective June 26, 2003. The Company commenced an offer, on June 30, 2003, to the holders of the Senior Secured Notes, to exchange their Senior Secured Notes for a like principal of new Senior Secured Notes, identical in all material respects to the Senior Secured Notes, except that the new Senior Secured Notes would not bear legends restricting the transfer thereof. The Company completed the exchange offer on August 5, 2003.

NOTE 3 – Equity Incentive Plan

          In 2002, the Board of Directors of Anchor (the “Board”) approved an Equity Incentive Plan designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals that covers employees, directors and consultants. The plan provides for the grant of nonqualified stock options and incentive stock options for shares of Anchor common stock and restricted stock to participants of the plan selected by the Board or a committee of the Board (the “Administrator”). Effective January 9, 2003, the Administrator granted a total of 225,000 non-qualified stock options to selected participants. The terms and conditions of awards, as determined by the Administrator, are as follows: 50% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50% of the option grant vests in three tranches of equal amounts on the first, second and third anniversary of the grant date if the Company attains certain performance targets established by the Board.

          In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, an

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

amendment of Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, the Company has adopted the fair value based method of accounting for stock-based employee compensation under SFAS 123 by applying the prospective method of accounting, under which the Company applies the recognition provisions to all employee awards granted after the beginning of 2003. The following table illustrates the effect on net income (loss) and income per share as if the fair value based method had been applied to all outstanding awards in each period:

	Reorganized Company		Predecessor Company

	Six Months	Three Months	Six Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

Net income (loss), as reported	$(10,592)	$1,297	$4,745	$4,948
Add: Stock-based employee compensation expense included in reported net income (loss)	21	13	—	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(21)	(13)	(42)	(22)

Pro forma net income (loss)	$(10,592)	$1,297	$4,703	$4,926

Basic net income per share applicable to common stock
As reported			$0.12	$0.83

Pro forma			$0.12	$0.83

Diluted net income per share applicable to common stock
As reported			$0.12	$0.15

Pro forma			$0.12	$0.15

          Salaried employees of the Company participated in an incentive stock option plan of Anchor’s former indirect parent. These options, which have been cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees in accounting for these options in the three months and six months ended June 30, 2002.

NOTE 4 – Commitments and Contingencies

          In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC L.L.C. (“GGC”), Consumers U.S., Inc. (the Company’s former parent) and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC and sought monetary damages. On May 19, 2003, the Company entered into an agreement under which the bank agreed to settle and discontinue the action referred to above in return for the Company’s agreement to contingently guarantee certain indebtedness of GGC to the bank, in an amount not to exceed $1.65 million, over a maximum term of fourteen months, with the amount of the guarantee decreasing on a monthly basis. The recording of the

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

fair value of the guarantee did not have a material effect on the financial position or results of operations of the Company.

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

          The Company’s operations are subject to various federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company’s current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on its balance sheet, although there can be no assurance that this will continue to be the case.

          Unpaid dividends on the Series C Participating Preferred Stock of $4,751 for the six months ended June 30, 2003 were accrued and included in long-term liabilities on the accompanying condensed balance sheet.

          On August 30, 2002, pursuant to the PBGC Agreement (as defined below), Anchor had granted the Pension Benefit Guaranty Corporation (“PBGC”) a warrant for the purchase of 474,000 shares of its common stock. In June 2003, the Company repurchased all of the outstanding warrants held by the PBGC for a negotiated price of $1.5 million. The repurchase was accounted for as a charge to accumulated deficit.

NOTE 5 – Subsequent Event

          On August 5, 2003, the Company completed an additional offering of 11% Senior Secured Notes due 2013, aggregate principal amount of $50.0 million (the “Additional Notes”). Proceeds from the issuance of the Additional Notes, net of fees, were approximately $49.5 million. In addition, the Company received a $3.75 million premium upon issuance. The terms of the Additional Notes are identical in all material respects to the Senior Secured Notes, except that interest accrues from the date of the issuance of the Additional Notes rather than February 7, 2003 and the Additional Notes are subject to certain restrictions on transfer. No less than 75% of the net proceeds from the issuance of the Additional Notes will be used to finance improvements to the collateral securing the Senior Secured Notes and the Additional Notes or to refinance indebtedness incurred by the Company to finance improvements to the collateral, in each case in compliance with the Indenture. Pending application of such proceeds, a portion of the net proceeds were used to pay down advances outstanding under the Revolving Credit Facility of approximately $49.7 million. Any portion of the net proceeds not so used as provided for above will be used for general corporate purposes. Pending application of the net proceeds, they will be invested in short-term U.S. government securities.

          The Company entered into a Registration Rights Agreement on August 5, 2003 with respect to the Additional Notes. Under the Registration Rights Agreement, the Company will use its reasonable best efforts to register with the Securities and Exchange Commission exchange notes having substantially identical terms as the Additional Notes.

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

          Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289.0 million and were used to repay 100% of the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon (approximately $156.3 million in total), 100% of the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee (approximately $20.4 million in total) and advances then outstanding under the Revolving Credit Facility (approximately $66.9 million in total), which included funds for certain of the Company’s capital improvement projects. During the first quarter of 2003, the remaining proceeds of approximately $45.0 million were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder.

          On August 5, 2003, the Company completed an additional offering of 11% Additional Notes. Proceeds from the issuance of the Additional Notes, net of fees, were approximately $49.5 million. In addition, the Company received a $3.75 million premium upon issuance. The terms of the Additional Notes are identical in all material respects to the Senior Secured Notes, except that interest accrues from the date of the issuance of the Additional Notes rather than February 7, 2003 and the Additional Notes are subject to certain restrictions on transfer. No less than 75% of the net proceeds from the issuance of the Additional Notes will be used to finance improvements to the collateral securing the Senior Secured Notes and the Additional Notes or to refinance indebtedness incurred by the Company to finance improvements to the collateral, in each case in compliance with the Indenture. Pending application of such proceeds, a portion of the net proceeds were used to pay down advances outstanding under the Revolving Credit Facility of approximately $49.7 million. Any portion of the net proceeds not so used as provided for above will be used for general corporate purposes. Pending application of the net proceeds, they will be invested in short-term U.S. government securities.

          The Company entered into a Registration Rights Agreement on August 5, 2003 with respect to the Additional Notes. Under this agreement, the Company is required to register exchange notes having substantially identical terms as the Additional Notes.

     Reorganization

          On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization (the “Reorganization”). As part of this Reorganization, Cerberus, through certain Cerberus-affiliated funds and managed accounts, invested $80.0 million of new equity capital into Anchor, acquiring 100% of Anchor’s Series C Participating Preferred Stock for $75.0 million and 100% of Anchor’s Common Stock for $5.0 million. In addition, Anchor arranged for a $20.0 million Term Loan from Ableco Finance LLC (which was subsequently repaid with a portion of the proceeds from the offering of the Senior Secured Notes). In connection with the restructuring, Anchor also put in place a new $100.0 million Revolving Credit Facility. In addition, Anchor settled various lawsuits, eliminated certain related party claims and contracts and entered into an agreement with the PBGC settling Anchor’s outstanding pension liability (the “PBGC Agreement”).

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

Results of Operations

          Net sales. Net sales for the second quarter of 2003 were $186.8 million compared to $199.9 million for the second quarter of 2002, a decrease of $13.1 million, or 6.5%. Net sales for the first half of 2003 were $349.2 million and $378.3 million for the comparable period of 2002. The decrease in net sales of approximately $29.1 million, or 7.7%, was principally the result of a decrease in unit shipments of approximately 9.5% in the six months ended June 30, 2003 as compared with the same period of 2002, offset by certain price increases. A significant percentage of the volume and net sales dollar decline was experienced in the flavored alcoholic beverage product line. The Company believes that the negative impact on sales was due to the softness in the economy, the effect of the military action against Iraq and the harsh weather conditions experienced during the winter in certain parts of the United States.

          Cost of products sold. The Company’s cost of products sold in the second quarter and the first half of 2003 was $168.1 million and $321.0 million, respectively (or 90.0% and 91.9% of net sales), while the cost of products sold for the second quarter and first half of 2002 was $176.1 million and $340.7 million, respectively (or 88.1% and 90.1% of net sales). This decline in margin in 2003 principally was due to the increase in the cost of natural gas, the principal fuel for manufacturing glass, of approximately $5.3 million and $10.7 million, respectively, in the three months and six months ended June 30, 2003, as compared with the same periods of 2002, and the decline in sales noted above. The Company also incurred costs associated with downtime during the capital improvement project at the Henryetta, Oklahoma facility in the first quarter of 2003 and during the modernization project at the Elmira, New York facility in the first quarter of 2002. In addition, margin was impacted by cost increases, especially for depreciation, offset by additional manufacturing efficiencies due to the Company’s cost reduction efforts and by reduced operating lease expense of approximately $4.5 million in the six months ended June 30, 2003 as a result of the buyout of certain equipment leases.

          Selling and administrative expenses. Selling and administrative expenses for the three months and six months ended June 30, 2003 were $6.8 million and $13.5 million, respectively, or 3.7% and 3.9% of net sales, while selling and administrative expenses for the three months and six months ended June 30, 2002 were $7.5 million and $15.2 million, respectively, or 3.8% and 4.0% of net sales. Selling and administrative expenses declined as a result of lower personnel and benefit costs and lower professional fees incurred in the first half of 2003 as compared with the first half of 2002.

          Restructuring, net and Reorganization items, net. In 2002, the Company incurred costs directly related to its Chapter 11 reorganization and costs that directly resulted from the Company’s restructuring through the Plan. Reorganization items were items that met the definition of reorganization items under the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, which included costs and gains that were incurred after the Chapter 11 filing and were a direct result of the bankruptcy proceeding. Restructuring items included costs and gains that directly related to the restructuring of the Company through the Plan and were either incurred prior to the Chapter 11 filing or were not incurred as a direct result of the bankruptcy itself. No comparable costs were incurred in 2003.

          Interest expense. Interest expense for the second quarter of 2003 was $11.0 million compared to $6.8 million for the second quarter of 2002, an increase of $4.2 million. Interest expense for the first half of 2003 was $25.1 million compared to $14.0 million for the first half of 2002, an increase of $11.1 million. A noncash write-off of approximately $3.6 million, for deferred fees related to debt repaid with proceeds from the Senior Secured Notes, was included in interest expense in 2003. Interest expense related to the Senior Secured Notes in 2003 increased approximated $6.3 million, as compared with interest expense related to the First Mortgage Notes in 2002. Interest expense components in 2003 with no comparable charge in the same period of 2002 included approximately $2.8 million of interest related to the PBGC Agreement, a $0.3 million penalty for the Term Loan prepayment and an approximately $0.4 million consent fee paid to the First Mortgage Note holders. Interest expense in 2002, not recurring in 2003, included an approximately $1.6 million accrual of interest on the 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the “Senior Notes”) (which were repaid on August 30, 2002). The increase was also partially offset by lower average interest rates and lower average borrowings outstanding under the Company’s Revolving Credit Facility in 2003.

          Net income (loss). The Company recorded net income of $1.3 million for the second quarter of 2003 as compared to net income of $4.9 million for the second quarter of 2002. The Company recorded a net loss of $10.6 million in the first half of 2003 as compared to net income of $4.7 million for the first half of 2002. The decline in earnings for the second quarter and first half of 2003 were primarily due to the increase in the cost of natural gas, higher interest expense (including a charge in the first quarter of 2003 of $4.3 million for the write-off of deferred fees for debt repaid with proceeds from the Senior Secured Notes and other related payments) and lower sales volumes during the period, offset by an improvement in earnings as a result of cost reductions due to manufacturing efficiencies, certain prices increases and lower operating lease expenses.

Liquidity and Capital Resources

          The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility. The Company believes that cash flows from operating activities, proceeds from the issuance of the Additional Notes, combined with available borrowings under the Revolving Credit Facility will be sufficient to support its operations and liquidity requirements for the foreseeable future, although the Company cannot be assured that this will be the case. Peak operating needs are in the spring, at which time working capital borrowings are significantly higher than at other times of the year.

     Cash Flows

          Operating Activities. Operating activities consumed $11.8 million in cash in the first half of 2003, as compared to cash provided of $33.1 million in the first half of 2002. This increase in cash consumed reflects the decline in earnings of approximately $15.3 million and changes in working capital items. Inventory levels increased approximately $30.1 million and current liabilities declined approximately $10.1 million from year-end 2002 levels. Although the Company has historically built inventory in the first quarter of the year, it built slightly higher than normal inventory levels in the first and second quarters of 2003 as a result of the lower shipment volume in the first half of 2003 caused by the effects of the temporary softness in the economy and winter weather. In addition, as a result of higher natural gas prices, net cash outlays for natural gas purchases in the six months ended June 30, 2003 increased approximately $10.7 million as compared to the same period of 2002. Furthermore, interest payments in the first half of 2003 were approximately $12.1 million, as compared to approximately $6.4 million in the first six months of 2002.

          Investing Activities. Cash consumed in investing activities was $82.3 million in the first half of 2003, as compared to $36.4 million in the same period of 2002. Capital expenditures were $56.2 million in the first six months of 2003, as compared to $37.3 million in the first six months of 2002. In the second quarter of 2003, the Company incurred expenditures of approximately $12.9 million in preparation for the capital improvement project at its Warner Robins, Georgia facility, which commenced in July 2003. In addition, in the first quarter of 2003, the Company completed a $28.0 million project at its Henryetta, Oklahoma facility, including approximately $11.8 million to expand and improve overall productive capacity. In the first quarter of 2002, the Company invested approximately $16.6 million and completed the

$31.0 million modernization project at the Elmira, New York facility. In the first quarter of 2003, the Company used approximately $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder. In addition, the Company financed $10.0 million of equipment under its master lease agreement.

          Financing Activities. Net cash provided for financing activities was $94.1 million in the six months ended June 30, 2003, as compared to $3.2 million in the six months ended June 30, 2002. The net financing activities in 2003 principally reflects the proceeds of the offering of $300.0 million of Senior Secured Notes and repayment of the First Mortgage Notes, the Term Loan and advances then outstanding under the Revolving Credit Facility. See “ — Overview — Senior Secured Notes Offering.” On August 30, 2002, pursuant to the PBGC Agreement, Anchor had granted the PBGC a warrant for the purchase of 474,000 shares its common stock. In June 2003, the Company repurchased all of the outstanding warrants held by the PBGC for a negotiated price of $1.5 million.

     Debt and Other Contractual Obligations

          In February 2003, the Company completed an offering of 11% Senior Secured Notes. In August 2003, the Company completed an additional offering of 11% Senior Secured Notes. See “ — Overview — Senior Secured Notes Offering”.

          Under a master lease agreement entered into in December 2002, the Company leased equipment in the amount of $20.0 million in the aggregate. The Company financed $10.0 million of equipment in December 2002 and an additional $10.0 million of equipment in March 2003, each under a lease term of five years. The master lease agreement is structured as a capital lease under GAAP. For each group of equipment items the Company agreed to lease, it entered into an equipment schedule that applied the terms of the master lease to such equipment.

          In August 2002, in connection with the Reorganization, the Company entered into a ten-year payment obligation under the PBGC Agreement. The Company is required to make monthly payments to the PBGC in the amount of $833,333.33. The present value of this obligation was approximately $62.9 million at June 30, 2003.

          As of August 5, 2003, following the issuance of the proceeds from the Additional Notes, there were no advances outstanding under the Revolving Credit Facility, borrowing availability was approximately $89.8 million and outstanding letters of credit on this facility were approximately $8.0 million.

          The obligations under the Revolving Credit Facility are secured by a first priority security interest in all of the Company’s inventories, receivables, general intangibles and proceeds therefrom. In addition, the Revolving Credit Facility contains customary negative covenants and restrictions for transactions including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, certain junior payments, transactions with affiliates and changes relating to indebtedness. The Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test unless minimum availability declines below $10.0 million in which case the Company must meet a monthly fixed charge coverage test.

          In the remainder of 2003, the Company expects significant cash outlays including approximately $51.0 million for capital expenditures, $17.5 million for interest payments on the Senior Secured Notes and Additional Notes, approximately $5.2 million for payments under its capital and operating leases and $5.0 million for payments under the PBGC Agreement.

          In addition to the above, the Company is obligated to pay approximately $2.9 million annually related to its post-retirement benefit plan and approximately $5.2 million annually to multiemployer plans for the future service benefits of its hourly employees. The Series C Participating Preferred Stock is subject to redemption at the Company’s option at any time in whole, but not in part, at a redemption price equal to the sum of (i) one thousand dollars per share plus all accrued and unpaid dividends on such share computed to the date of redemption and (ii) 15% of the fair market value of all of the outstanding shares of common stock divided by the number of outstanding shares of Series C Participating Preferred Stock. The portion of the redemption price specified in clause (ii) of the preceding sentence will, at the option of the Company, be payable either in cash or in shares of common stock. The Series C Participating Preferred Stock is entitled to receive dividends, at a rate per annum equal to 12%. Dividends are payable quarterly in cash, if and when declared by the Board of Directors and, to the extent not paid currently with respect to any quarterly period, will accrue and compound quarterly. Unpaid dividends of $7.8 million ($103.64 per share) as of June 30, 2003 were accrued and have been included in other long-term liabilities in the accompanying condensed balance sheet.

     Capital Expenditures

          Capital expenditures were approximately $56.2 million in the first half of 2003 and are expected to total approximately $108 million in 2003 and $55 million in 2004, respectively. The capital expenditures in the remainder of 2003 include capital improvement projects at our Warner Robins, Georgia, Salem, New Jersey and Lawrenceburg, Indiana facilities. The Company’s principal sources of liquidity for funding of the remaining 2003 and 2004 capital expenditures are expected to be from the proceeds of the issuance of the Additional Notes, funds derived from operations and borrowings under the Revolving Credit Facility.

     Off-Balance Sheet Arrangements

          Except for operating lease commitments, the Company is not party to any off-balance sheet arrangements.

Impact of Inflation

          The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on these cost increases to its customers for several years, although the Company did realize some price increases in 2001 and 2002, primarily due to the abnormally high energy costs experienced in 2001. Since 2002, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. From January through August of 2003, natural gas prices have closed between $4.693 and $9.133 per MMBTU with the high being in March 2003 and the low being August 2003. A material increase in the price of natural gas would have a material adverse effect on the Company’s results of operations and financial condition.

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

Information Concerning Forward-Looking Statements

          This report includes forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning including, among other things, statements concerning:

•	the Company’s liquidity and capital resources;

•	competitive pressures and trends in the glass container or beverage and food industries;

•	prevailing interest rates;

•	prices for energy, particularly natural gas, and other raw materials;

•	legal proceedings and regulatory matters; and

•	general economic conditions.

          Forward-looking statements involve risks and uncertainties faced by the Company including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company, that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; fluctuations in the price of natural gas; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing and other beverage industries; volatility in demand from emerging new markets; the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

New Accounting Standards

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement for FIN 45 should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation did not have a significant effect on the Company’s financial position or results of operations.

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 — Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights. The adoption of this interpretation did not impact the Company’s financial position or results of operations.

          In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 — Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 will not impact the Company’s financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC, Consumers U.S. and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC and sought monetary damages. On May 19, 2003, the Company entered into an agreement under which the bank agreed to settle and discontinue the action referred to above in return for the Company’s agreement to contingently guarantee certain indebtedness of GGC to the bank, in an amount not to exceed $1.65 million, over a maximum term of fourteen months, with the amount of the guarantee decreasing on a monthly basis. The recording of the fair value of the guarantee did not have a material effect on the financial position or results of operations of the Company.

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

          The Company’s operations are subject to various federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company’s current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on its balance sheet, although there can be no assurance that this will continue to be the case.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a.)	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

(b.)	Reports on Form 8-K

Current Report on Form 8-K dated July 28, 2003 and furnished July 29, 2003 under Item 9 (in accordance with SEC Release No. 33-8216, the information is intended to be furnished under Item 12), regarding a press release relating to the Company’s results of operations for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: August 14, 2003	/s/ Darrin J. Campbell

Darrin J. Campbell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)