Form 10-K/A
period 2002-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-11-03
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
Amendment No. 3
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

Registrant’s telephone number, including area code 813-884-0000

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X].

Number of shares outstanding of common stock at March 20, 2003:
9,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

ITEM 6. Selected Financial Data.
ITEM 8. Financial Statements and Supplementary Data.
ITEM 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
INDEX TO FINANCIAL STATEMENTS
SIGNATURES
Certification of CEO
Certification of CFO
Section 1350 Certifications

     This Form 10-K/A is being filed to reflect the restated balance sheet of Anchor Glass Container Corporation (“Anchor” or the “Company”) at December 31, 2002 and the restated statement of stockholders’ equity for the four months ended December 31, 2002, after determination that its Series C Preferred Stock, par value $.01 (the “Series C Preferred Stock”) should be classified as temporary equity. This restatement is limited solely to classifying:

(i)	the aggregate of $75.0 million of the Company’s Series C Preferred Stock from permanent stockholders’ equity and

(ii)	the related accrued dividends of $3.0 million from long-term liabilities to the temporary equity section of the balance sheet under the caption entitled Redeemable Preferred Stock.

     The restatement had no effect on the Company’s statements of operations, assets or cash flows. Furthermore, as described in the Use of Proceeds section of the Company’s 424(b)(1) prospectus filed with the Securities and Exchange Commission on September 25, 2003 in connection with the Company’s initial public offering that was consummated on September 30, 2003 (the “Equity Offering”), all of the Series C Preferred Stock was redeemed in full on September 30, 2003 with a portion of the net proceeds of the Equity Offering. Accordingly, the change in classification will have no effect on the Company’s balance sheet as of or following September 30, 2003. See Note 16 for additional information.

     In addition, certain additional disclosures have been added to the financial statements herein to conform to the financial statements contained in the 424(b)(1) prospectus filed with the Securities and Exchange Commission on June 30, 2003.

     Part II — Item 6. Selected Financial Data, Part II — Item 8. Financial Statements and Part III — Item 15(a)3. Exhibits of the Company’s Annual Report on Form 10-K is hereby amended and replaced as follows:

ITEM 6. Selected Financial Data.

          The following table sets forth certain historical financial information of the Company. The selected financial data as of December 31, 2002 and December 31, 2001 and for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the two years ended December 31, 2001 and 2000 have been derived from the Company’s audited financial statements included elsewhere in this Annual Report on Form 10-K/A. (See Note 16 to the financial statements contained herein.) The selected financial data as of December 31, 2000, 1999 and 1998 and for the three years ended December 31, 2000, 1999 and 1998 has been derived from the Company’s financial statements which had previously been audited by Arthur Andersen LLP. Arthur Andersen has not reissued its report for purposes of this Annual Report on Form 10-K/A. The following information should be read in conjunction with the Company’s financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          The financial statements as of and for periods subsequent to August 31, 2002 are referred to as the “Reorganized Company” statements. The financial statements prior to that date are referred to as “Predecessor Company” statements. The financial statements for the eight months ended August 31, 2002 give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting. The financial results for the year ended December 31, 2002 include two different bases of accounting and, consequently, after giving effect to the reorganization and fresh start adjustments, the financial statements of the Reorganized Company are not comparable to those of the Predecessor Company. Accordingly, the operating results of the Reorganized Company and the Predecessor Company have been separately disclosed.

	Reorganized
	Company	Predecessor Company

	Four Months	Eight Months
	Ended	Ended	Years Ended December 31,
	December 31,	August 31,
	2002	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$211,379	$504,195	$702,209	$629,548	$628,728	$643,318
Cost of products sold	192,434	451,619	658,641	603,061	582,975	594,256
Selling and administrative expenses	9,683	19,262	28,462	33,222	28,465	30,246
Restructuring, net (1)	—	(395)	—	—	—	4,400
Related party provisions and charges (2)	—	—	35,668	—	9,600	—

Income (loss) from operations	9,262	33,709	(20,562)	(6,735)	7,688	14,416
Reorganization items, net (3)	—	47,389	—	—	—	—
Other income (expense), net	450	673	106	5,504	2,080	2,384
Interest expense	(10,381)	(17,948)	(30,612)	(31,035)	(27,279)	(26,570)

Net income (loss)	$(669)	$63,823	$(51,068)	$(32,266)	$(17,511)	$(9,770)

Series A and B Preferred Stock dividends		$(4,100)	$(14,057)	$(14,057)	$(13,650)	$(13,037)

Income (loss) applicable to common stock		$59,723	$(65,125)	$(46,323)	$(31,161)	$(22,807)

Basic net income (loss) per share applicable to common stock		$11.37	$(12.40)	$(8.82)	$(5.93)	$(5.12)

Diluted net income (loss) per share applicable to common stock		$1.89	$(12.40)	$(8.82)	$(5.93)	$(5.12)

Other Financial Data:
Depreciation and amortization	$18,011	$35,721	$54,024	$54,900	$51,942	$52,155
Capital expenditures	28,666	42,654	41,952	39,805	53,963	42,297

	Reorganized Company	Predecessor Company

Balance Sheet Data (at end of period):	(restated)
Accounts receivable	$42,070	$43,182	$55,818	$53,556	$86,846
Inventories	102,149	105,573	125,521	106,977	104,329
Total assets	556,397	530,584	620,807	613,037	640,962
Total long-term debt including capital leases	298,801	259,435	269,279	253,132	253,922
Redeemable preferred stock	78,022	82,026	76,428	70,830	66,643
Total stockholders’ equity (deficit)	1,499	(124,041)	(4,626)	46,187	67,938

(1)	The Company recorded a net gain for restructuring of $395 for the eight months ended August 31, 2002. The significant components of this net gain included: professional fees of $10,068; direct costs of the restructuring, net of $8,344; savings attributable to the retiree benefit plan modification of ($24,432); and first mortgage note holder consent fee of $5,625. The Company recorded a restructuring charge in 1998 as a result of one furnace and one machine being removed from service.

(2)	For the year ended December 31 2001, represents the write-off of a receivable from Consumers Packaging Inc. (“Consumers”) and affiliates of $18,221 and the write-off of an advance to G&G Investments, Inc. of $17,447. For the year ended December 31, 1999, represents the Company’s allocable portion of the write-off of costs relating to a software system.

(3)	Reorganization items, net consist of a net gain for fresh start adjustments of $49,908 and expenses incurred in the Chapter 11 proceedings of $2,519, comprised of: $2,450 of debtor-in-possession facility fees; $1,687 of professional fees; $1,276 of deferred financing fees written off relating to the Senior Notes; and a credit of $2,894 for the reversal of interest expense relating to the Senior Notes.

ITEM 8. Financial Statements and Supplementary Data.

Page

Reports of Independent Certified Public Accountants	F-2
Statements of Operations and Comprehensive Income (Loss) –
Four Months Ended December 31, 2002 (Reorganized Company), Eight Months Ended August 31, 2002 and Two Years Ended December 31, 2001 and 2000 (Predecessor Company)	F-5
Balance Sheets –
December 31, 2002 (Reorganized Company)(restated) and
December 31, 2001 (Predecessor Company)	F-6
Statements of Cash Flows –
Four Months Ended December 31, 2002 (Reorganized Company), Eight Months Ended August 31, 2002 and Two Years Ended December 31, 2001 and 2000 (Predecessor Company)	F-8
Statements of Stockholders’ Equity (Deficit) –
Four Months Ended December 31, 2002 (Reorganized Company) (restated), Eight Months Ended August 31, 2002 and Two Years Ended December 31, 2001 and 2000 (Predecessor Company)	F-10
Notes to Financial Statements	F-12

ITEM 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	Financial Statements, Schedules and Exhibits

3. Exhibits

Exhibit
Number	Item

3.1	Amended and Restated Certificate of Incorporation of Anchor	(A)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(A)

3.3	Amended and Restated By-Laws of Anchor	(A)

3.4	Certificate of Designation of Series C Participating Preferred Stock	(A)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(A)

3.6	Certificate of Amendment of The Certificate of Designation	(B)

4.1	Stockholders’ Agreement, dated August 30, 2002, by and among Anchor, the Investors and the Other Stockholders	(A)

4.2	Indenture dated as of February 7, 2003 among Anchor, as Issuer and The Bank of New York, as Trustee	(B)

4.3	Collateral Access and Intercreditor Agreement, dated February 7, 2003, by and among Congress Financial Corporation (Central), in its capacity as collateral agent, and The Bank of New York, in its capacity as trustee and collateral agent	(B)

4.4	Registration Rights Agreement, dated February 7, 2003, among Anchor and the Initial Purchasers	(B)

10.1†	Southeast Glass Bottle Supply Agreement between Anheuser-Busch, Incorporated and Anchor	(C)

10.2†	Glass Bottle Agreement between Anheuser-Busch, Incorporated and Anchor	(D)

10.3	Limited License Agreement, dated March 8, 2002 between Owens Brockway Glass Container Inc. and Anchor	(A)

10.4	Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Administrative and Collateral Agent, Bank of America, N.A., as Documentation Agent, and the Financial Institutions Named Therein, as Lenders, dated August 30, 2002	(A)

10.5	Term Loan Agreement by and among Anchor, as Borrower, the financial institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent, dated August 30, 2002	(A)

10.6	Security Agreement, made by Anchor in favor of Ableco Finance LLC, dated August 30, 2002	(A)

10.7	Pledge Agreement, made by Anchor in favor of Ableco Finance LLC, dated August 30, 2002	(A)

10.8	Collateral Agency and Intercreditor Agreement dated August 30, 2002 between Congress Financial Corporation (Central) and Ableco Finance, LLC	(A)

10.9	Amendment No. 1 to Loan and Security Agreement by and among Anchor, as Borrower, the financial institutions from time to time parties to the Loan Agreement, as Lenders, and Congress Financial Corporation (Central), as Agent, dated December 31, 2002	(B)

10.10	Amendment No. 2 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated February 7, 2003	(B)

10.11	Termination and Release Agreement between Anchor and Ableco Finance LLC, dated February 7, 2003	(B)

Exhibit
Number	Item

12.1	Statement re: computation of ratio of earnings to fixed charges for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the years ended December 31, 2001, 2000, 1999 and 1998	(B)

21.1	List of subsidiaries of the Company	(E)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications	*

*	Filed herewith.

†	Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(B)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(D)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002, filed on June 20, 2003 and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997.

ANCHOR GLASS CONTAINER CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Certified Public Accountants	F-2
Statements of Operations and Comprehensive Income (Loss) –
Four Months Ended December 31, 2002 (Reorganized Company), Eight Months Ended August 31, 2002 and Two Years Ended December 31, 2001 and 2000 (Predecessor Company)	F-5
Balance Sheets –
December 31, 2002 (Reorganized Company) restated and December 31, 2001 (Predecessor Company)	F-6
Statements of Cash Flows –
Four Months Ended December 31, 2002 (Reorganized Company), Eight Months Ended August 31, 2002 and Two Years Ended December 31, 2001 and 2000 (Predecessor Company)	F-8
Statements of Stockholders’ Equity (Deficit) –
Four Months Ended December 31, 2002 (Reorganized Company), restated Eight Months Ended August 31, 2002 and Two Years Ended December 31, 2001 and 2000 (Predecessor Company)	F-10
Notes to Financial Statements	F-12

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

Report Of Independent Certified Public Accountants

To Anchor Glass Container Corporation:

We have audited the accompanying balance sheets of Anchor Glass Container Corporation (a Delaware corporation) as of December 31, 2001* and 2000*, and the related statements of operations and other comprehensive loss, cash flows and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2001*. These financial statements and Schedule II* are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15* to the financial statements, the Company is currently facing significant uncertainties regarding the acceleration provisions in its financing agreements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15*. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II* listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. Schedule II* has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Tampa, Florida,
March 15, 2002

*	Subsequent to the date of this report, the balance sheet as of December 31, 2001 and the related statements of operations and other comprehensive loss, stockholders’ equity and cash flows and financial statement schedule information for the year then ended were audited by PricewaterhouseCoopers LLP whose report appears on page F-3 of this Annual Report on Form 10-K.

See Note 1 to the financial statements under the sub-headings Goodwill and New Accounting Standards for a discussion of changes made to the original 2000 financial statements, with respect to which Arthur Andersen LLP did not audit the changes. Note 15 to the original notes to financial statements, which discussed a going concern qualification and management’s plans with respect thereto, has not been reproduced as a result of the Company’s reorganization discussed in Note 3 to the financial statements.

The financial statements and financial statement schedule information as of December 31, 2000 and for the year ended December 31, 1999 are not presented in this Annual Report on Form 10-K.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Anchor Glass Container Corporation:

In our opinion, the accompanying balance sheet as of December 31, 2001 and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Anchor Glass Container Corporation at December 31, 2001, and the results of its operations and cash flows for the eight-month period ended August 31, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2000, before the revisions described in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 15, 2002, which contained an explanatory paragraph surrounding the Company’s ability to continue as a going concern.

The Company’s plan of reorganization became effective on August 30, 2002. As discussed in Notes 2 and 3 to the financial statements, the Company adopted “Fresh-Start Reporting” principles in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” As a result of the reorganization and the adoption of Fresh-Start Reporting, the Company’s August 31, 2002 statements of operations and comprehensive income, of stockholders’ equity and of cash flows are not comparable to the Company’s December 31, 2001 statements of operations and comprehensive loss, of stockholders’ equity and of cash flows.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards (FASB Statement) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

As discussed above, the financial statements of Anchor Glass Container Corporation for the year ended December 31, 2000 were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to reflect the adoption of FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was adopted by the Company upon adoption of Fresh-Start Reporting. Additionally, as described in Note 1, these financial statements have been revised to include the transitional disclosures required by FASB Statement No. 142. We audited the adjustments that were applied to revise the 2000 financial statements for the adoption of FASB Statement No. 145 and the transitional disclosures required by FASB Statement No. 142, both of which are described in Note 1. In our opinion, the adjustments for the adoption of FASB Statement No. 145 are appropriate and have been properly applied, and the transitional disclosures for 2000 related to the adoption of FASB Statement No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such adjustments and transitional disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
November 22, 2002

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Anchor Glass Container Corporation:

In our opinion, the accompanying balance sheet and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Anchor Glass Container Corporation at December 31, 2002, and the results of its operations and cash flows for the four months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16, the Company restated the financial statements as of and for the four months ended December 31, 2002, to classify the Company’s Series C Preferred Stock as temporary equity rather than as a component of stockholders’ equity.

PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
February 28, 2003, except for Note 16, for which the date is October 30, 2003

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)

	Reorganized
	Company	Predecessor Company

	Four Months	Eight Months
	Ended	Ended	Years Ended December 31,
	December 31,	August 31,
	2002	2002	2001	2000

Net sales	$211,379	$504,195	$702,209	$629,548
Costs and expenses:
Cost of products sold	192,434	451,619	658,641	603,061
Selling and administrative expenses	9,683	19,262	28,462	33,222
Restructuring, net	—	(395)	—	—
Related party provisions and charges	—	—	35,668	—

Income (loss) from operations	9,262	33,709	(20,562)	(6,735)
Reorganization items, net	—	47,389	—	—
Other income, net	450	673	106	5,504
Interest expense (eight months ended August 31, 2002 contractual interest of $19,800)	(10,381)	(17,948)	(30,612)	(31,035)

Net income (loss)	$(669)	$63,823	$(51,068)	$(32,266)

Series A and B preferred stock dividends (eight months ended August 31, 2002 contractual dividends of $9,371)		$(4,100)	$(14,057)	$(14,057)

Income (loss) applicable to common stock		$59,723	$(65,125)	$(46,323)

Basic net income (loss) per share applicable to common stock		$11.37	$(12.40)	$(8.82)

Basic weighted average number of common shares outstanding		5,251,356	5,251,356	5,251,356

Diluted net income (loss) per share applicable to common stock		$1.89	$(12.40)	$(8.82)

Diluted weighted average number of common shares outstanding		33,805,651	5,251,356	5,251,356

Comprehensive income (loss):
Net income (loss)	$(669)	$63,823	$(51,068)	$(32,266)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(62,468)	(13,000)
Derivative income (loss)	190	531	(531)	—

Comprehensive income (loss)	$(479)	$64,354	$(114,067)	$(45,266)

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
BALANCE SHEETS
(dollars in thousands, except per share data)

	Reorganized	Predecessor
	Company	Company

	December 31,	December 31,
	2002	2001
Assets	(restated)

Current assets:
Cash and cash equivalents	$351	$416
Restricted cash	4,387	—
Accounts receivable, less allowance for doubtful accounts of $561 and $1,000, respectively	42,070	43,182
Related party receivables, less allowance for doubtful accounts of $24,979 in 2001	—	1,020
Inventories	102,149	105,573
Other current assets	8,603	7,087

Total current assets	157,560	157,278
Property, plant and equipment:
Land and land improvements	11,694	6,622
Buildings	67,004	62,995
Machinery, equipment and molds	322,565	430,185
Less accumulated depreciation and amortization	(16,877)	(219,949)

	384,386	279,853
Other assets	6,815	26,042
Intangible assets, net of accumulated amortization of $264	7,636	—
Intangible pension asset	—	22,559
Goodwill, net of accumulated amortization of $14,553 in 2001	—	44,852

	$556,397	$530,584

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
BALANCE SHEETS

(dollars in thousands, except per share data)

	Reorganized	Predecessor
	Company	Company

	December 31,	December 31,
	2002	2001
Liabilities and Stockholders’ Equity (Deficit)	(restated)

Current liabilities:
Borrowings under revolving credit facility	$47,413	$50,981
Current maturities of long-term debt	8,315	822
Long-term debt classified as current	—	206,091
Accounts payable	46,969	44,673
Related party payables	—	4,943
Accrued expenses	35,314	20,836
Accrued interest	5,167	5,686
Accrued compensation and employee benefits	26,331	24,581

Total current liabilities	169,509	358,613
Bonds and long-term capital leases	182,433	1,541
Long-term obligation to PBGC	60,640	—

Long-term debt	243,073	1,541
Long-term pension liabilities	—	122,541
Long-term post-retirement liabilities	40,342	63,255
Other long-term liabilities	23,952	26,649

	307,367	213,986
Commitments and contingencies
Mandatorily redeemable preferred stock, Series A, $0.01 par value; 2001 – authorized, issued and outstanding 2,239,320 shares	—	82,026

Redeemable preferred stock, Series C, $0.01 par value; 100,000 shares authorized; 75,000 shares issued and outstanding ($78,022 liquidation preference)	78,022	—

Stockholders’ equity (deficit):
Redeemable preferred stock, Series B, $0.01 par value; 2001 - 5,000,000 shares authorized; 3,360,000 shares issued and outstanding	—	34
Issuable preferred stock; 2001 - 869,235 shares at $25 per share	—	21,731
Common stock, $0.10 par value; 21,000,000 shares authorized; 9,000,000 shares issued and outstanding	900	—
Common stock, $0.10 par value; (2001 - authorized 50,000,000 shares; shares issued and outstanding 3,357,825)	—	336
Warrants; issued and outstanding (2001-1,893,531)	—	9,446
Capital in excess of par value	4,100	104,520
Accumulated deficit	(3,691)	(184,109)
Accumulated other comprehensive income (loss):
Derivative income (loss)	190	(531)
Additional minimum pension liability	—	(75,468)

	1,499	(124,041)

	$556,397	$530,584

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Reorganized
	Company	Predecessor Company

	Four Months	Eight Months
	Ended	Ended	Years Ended December 31,
	December 31,	August 31,
	2002	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(669)	$63,823	$(51,068)	$(32,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,747	35,721	50,748	49,651
Other amortization	887	1,609	5,665	7,608
Restructuring, net	—	(395)	—	—
Reorganization items, net	—	(47,389)	—	—
Restructuring and reorganization payments	(3,644)	(4,835)	—	—
Related party provisions and charges	—	—	35,668	—
(Gain) loss on sale of property and equipment	(7)	90	(495)	(4,161)
Other	(125)	(329)	(118)	2,164
Increase (decrease) in cash resulting from changes in assets and liabilities	8,936	4,819	(2,919)	(12,953)

	23,125	53,114	37,481	10,043
Cash flows from investing activities:
Expenditures for property, plant and equipment	(28,666)	(42,654)	(41,952)	(39,805)
Proceeds from sale of property and equipment	10,026	47	14,812	12,382
Deposit of sale proceeds into escrow account	(10,000)	—	(13,379)	(14,205)
Withdrawal of funds from escrow account	10,000	—	13,348	22,463
Change in restricted cash	1,548	(5,935)	—	—
Payments of strategic alliances with customers	—	(1,266)	(1,824)	(1,800)
Other	(996)	265	(1,879)	(2,757)

	(18,088)	(49,543)	(30,874)	(23,722)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	20,000	—	—
Principal payments of long-term debt	(736)	(51,416)	(1,937)	(2,058)
Net draws on Revolving Credit Facility	15,817	31,596	—	—
Net draws (repayments) on prior revolving credit facilities	—	(50,981)	(7,976)	18,062
Proceeds from issuance of preferred stock	—	75,000	—	—
Proceeds form issuance of common stock	—	5,000	—	—
Payments made under the PBGC Agreement	(1,038)	(20,750)	—	—
Restructuring and reorganization payments	(1,056)	(10,727)	—	—
Plan distributions to Series A preferred stock	(17,409)	—	—	—
Other, primarily financing fees	(573)	(1,400)	(810)	(3,071)

	(4,995)	(3,678)	(10,723)	12,933
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	42	(107)	(4,116)	(746)
Balance, beginning of period	309	416	4,532	5,278

Balance, end of period	$351	$309	$416	$4,532

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Reorganized
	Company	Predecessor Company

	Four Months	Eight Months
	Ended	Ended	Years Ended December 31,
	December 31,	August 31,
	2002	2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,638	$12,081	$28,223	$27,657

Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	$5,976	$(2,342)	$(2,084)	$10,607
Accounts receivable, related party	—	—	(5,441)	(13,203)
Inventories	(14,914)	18,338	19,948	(18,544)
Other current assets	1,230	533	974	(2,455)
Accounts payable, accrued expenses and other current liabilities	11,359	(6,956)	(25,199)	(1,783)
Other, net	5,285	(4,754)	8,883	12,425

	$8,936	$4,819	$(2,919)	$(12,953)

Supplemental noncash activities:
Non-cash equipment financing	$10,000	$—	$—	$—

Non-cash compensation	$—	$—	$—	$828

The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be cash equivalents.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

					Capital		Accumulated	Total
	Series B	Issuable			in excess		other	stockholders’
	preferred	preferred	Common		of par	Accumulated	comprehensive	equity
	stock	stock	stock	Warrants	value	deficit	loss	(deficit)

Balance, January 1, 2000	$34	$21,731	$216	$15,445	$98,340	$(89,579)	$—	$46,187
Warrants exercised	—	—	—	(12)	12	—	—	—
Contribution from shareholder related to profit on intercompany sales	—	—	—	—	51	—	—	51
Dividends accrued on Series A Preferred Stock	—	—	—	—	—	(5,598)	—	(5,598)
Net loss	—	—	—	—	—	(32,266)	—	(32,266)
Amount related to minimum pension liability	—	—	—	—	—	—	(13,000)	(13,000)

Balance, December 31, 2000	34	21,731	216	15,433	98,403	(127,443)	(13,000)	(4,626)
Warrants exercised	—	—	120	(5,987)	5,867	—	—	—
Contribution from shareholder related to profit on intercompany sales	—	—	—	—	250	—	—	250
Dividends accrued on Series A Preferred Stock	—	—	—	—	—	(5,598)	—	(5,598)
Net loss	—	—	—	—	—	(51,068)	—	(51,068)
Derivative loss	—	—	—	—	—	—	(531)	(531)
Amount related to minimum pension liability	—	—	—	—	—	—	(62,468)	(62,468)

Balance, December 31, 2001	$34	$21,731	$336	$9,446	$104,520	$(184,109)	$(75,999)	$(124,041)

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

				Capital		Accumulated	Total
	Series B			in excess		other	stockholders’
	preferred	Common		of par	Accumulated	comprehensive	equity
	stock	stock	Warrants	value	deficit	income (loss)	(deficit)

Predecessor Company
Balance, January 1, 2002	$21,765	$336	$9,446	$104,520	$(184,109)	$(75,999)	$(124,041)
Dividends accrued on Series A preferred stock	—	—	—	—	(1,633)	—	(1,633)
Net income	—	—	—	—	63,823	—	63,823
Derivative income	—	—	—	—	—	531	531
Reorganization adjustments, net	(21,765)	(336)	(9,446)	(104,520)	121,919	75,468	61,320
Issuance of 9,000,000 shares of common stock	—	900	—	4,100	—	—	5,000

Reorganized Company
Balance, August 31, 2002 (restated)	—	900	—	4,100	—	—	5,000
Dividends accrued on Series C preferred stock	—	—	—	—	(3,022)	—	(3,022)
Net loss	—	—	—	—	(669)	—	(669)
Derivative income	—	—	—	—	—	190	190

Balance, December 31, 2002 (restated)	$—	$900	$—	$4,100	$(3,691)	$190	$1,499

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

          The financial statements of the Company as of and for periods subsequent to August 31, 2002 are referred to as the “Reorganized Company” statements. All financial statements prior to that date are referred to as the “Predecessor Company” statements. The financial statements for the eight months ended August 31, 2002 give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting. The effective date of the Company’s Plan was August 30, 2002 (the “Effective Date”); however, for accounting purposes, the Company has accounted for the reorganization and fresh start adjustments on August 31, 2002, to coincide with the Company’s normal financial closing for the month of August.

     Business Segment

          The Company operates as one reportable segment and is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, beverage, food, and liquor industries. The Company markets its products throughout the United States. The Company’s international and export sales are insignificant. Sales to Anheuser-Busch Companies, Inc. (“Anheuser-Busch”) represented approximately 46.1%, 42.5%, 36.3% and 32.7%, respectively, of net sales for the four months ended December 31, 2002, the eight months ended August 31, 2002 and the two years ended December 31, 2001 and 2000. The loss of Anheuser-Busch or another significant customer, unless replaced, could have a material adverse effect on the Company’s business.

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

	Reorganized	Predecessor
	Company	Company

	December 31,	December 31,
	2002	2001

Raw materials and manufacturing supplies	$22,796	$22,171
Finished products	79,353	83,402

	$102,149	$105,573

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

          The Company has historically scheduled temporary shutdowns of our plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under the Company’s labor union contracts. Costs related to the shutdown activities are expensed as incurred.

     Goodwill

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“SFAS 142”), that addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. For the financial statements of the Predecessor Company, it was determined that the fair value of the Company was greater than the carrying amount of the net assets and no goodwill impairment resulted from the adoption SFAS 142.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          The following table reconciles the Company’s net loss in the years ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization, to amounts previously reported:

	Years Ended December 31,

	2001	2000

Net loss, as reported	$(51,068)	$(32,266)
Goodwill amortization	2,976	2,976

Net loss, as adjusted	$(48,092)	$(29,290)

Basic and diluted net income (loss) per share applicable to common stock, as reported	$(12.40)	$(8.82)

Basic and diluted net income (loss) per share applicable to common stock, as adjusted	$(11.83)	$(8.25)

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

     Impairment of Long-Lived Assets

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), that addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) and the reporting provisions of Accounting Principles Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. SFAS 121 established the recognition and measurement standards related to the impairment of long-lived assets. The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company concluded that no impairment exists as of December 31, 2002. SFAS 121 did not have a material effect on the Company’s results of operations or financial position for the two years ended December 31, 2001. Assets previously held for sale have been reclassified as operating property, plant and equipment because they had been held for sale for greater than one year. The net book values of these assets (approximately $6,650) are equivalent to their estimated salvage values; therefore, no future depreciation expense will be recorded.

     Strategic Alliances with Customers

          The Company had entered into long-term agreements with several customers. Payments made to these customers are being amortized as a component of net sales on the statement of operations over the term of the related supply contract, which range between 3 and 5 years. The Company reviews the recoverability of amortized balances

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

throughout the term of the contract through its monitoring of contract provisions. The remaining unamortized balances of these agreements are not material and have been reclassified into other assets.

     Income Taxes

          The Company applied Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (“SFAS 109”) which establishes financial accounting and reporting standards for the effects of income taxes which result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future taxable income and the Company’s tax planning strategies and is made on an ongoing basis. Consequently, future material changes in the valuation allowance are possible.

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

          The computation of basic and diluted net income (loss) per share is as follows (dollars in thousands, except per share data):

	Eight Months
	Ended	Years Ended December 31,
	August 31,
	2002	2001	2000

Basic net income (loss) per share:
Income (loss) applicable to common stock	$59,723	$(65,125)	$(46,323)
Divided by the sum of:
Weighted average shares outstanding	3,357,825	2,772,212	2,158,431
Weighted average warrants outstanding	1,893,531	2,479,144	3,092,925

	5,251,356	5,251,356	5,251,356

Basic net income (loss) per share applicable to common stock	$11.37	$(12.40)	$(8.82)

Diluted net income (loss) per share:
Income (loss) applicable to common stock	$59,723	$(65,125)	$(46,323)
Effect of dilutive securities – Dividends on Series A and B preferred stock	4,100	—	—

	63,823	(65,125)	(46,323)

Divided by the sum of:
Weighted average shares outstanding	3,357,825	2,772,212	2,158,431
Weighted average warrants outstanding	1,893,531	2,479,144	3,092,925
Dilutive potential common shares – Series A and B preferred stock	28,554,295	—	—

	33,805,651	5,251,356	5,251,356

Diluted net income (loss) per share applicable to common stock	$1.89	$(12.40)	$(8.82)

     Stock Option Plan – Consumers Plan

          Salaried employees of the Company participated in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers Packaging Inc. (“Consumers”), Anchor’s former indirect parent. Consumers requested the Toronto Stock Exchange (the “TSE”) to suspend trading of Consumers common stock and effective December 31, 2001, the TSE issued a trading halt. The closing price at the time of the trading halt was Cdn.$0.015 per share.

          These options, which have been cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the stock on the date of the grant, no compensation expense is recorded. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”).

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

          Had the Company determined compensation cost based on the fair value at the grant date for these options under SFAS 123, the Company’s net income (loss) would have increased to the pro forma amounts indicated below:

	Eight Months
	Ended	Years Ended December 31,
	August 31,
	2002	2001	2000

Net income (loss)
As reported	$63,823	$(51,068)	$(32,266)
Pro forma	63,767	(51,575)	(33,131)
Income (loss) applicable to common stock
As reported	$59,723	$(65,125)	$(46,323)
Pro forma	59,667	(65,632)	(47,188)
Basic net income (loss) per share applicable to common stock
As reported	$11.37	$(12.40)	$(8.82)
Pro forma	11.36	(12.50)	(8.99)
Diluted net income (loss) per share applicable to common stock
As reported	$1.89	$(12.40)	$(8.82)
Pro forma	1.89	(12.50)	(8.99)

     New Accounting Standards

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 - Accounting for Asset Retirement Obligation (“SFAS 143”), that addresses the accounting for the recognition of liabilities associated with the retirement of long-lived assets. The Company has adopted the requirements of SFAS 143 concurrent with fresh start reporting (see Note 3) and has determined that the impact of adopting SFAS 143 was not material.

          In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 – Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”) regarding the accounting for gains and losses from the extinguishment of debt and to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for transactions occurring after May 15, 2002. The Company has adopted the requirements of SFAS 145 concurrent with fresh start reporting (see Note 3). As a result, $1,285 was reclassified from extraordinary item to interest expense for the year ended December 31, 2000.

          In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 - Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. The Company has adopted the requirements of SFAS 146 concurrent with fresh start reporting and has determined that the impact of adopting SFAS 146 was not material.

          In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 - Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statement about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has currently adopted the disclosure requirements of SFAS 148.

     Reclassifications

          Certain reclassifications, not considered material individually or in the aggregate, were made to the balance sheet as of December 31, 2001. These reclassifications had no effect on amounts reported in the statements of operations, stockholders’ equity or cash flows for the year ended December 31, 2001. These items include reclassifying (i) pallet assets from other assets to property, plant and equipment, (ii) strategic alliances with customers to other assets and (iii) lock box cash receipts from cash to borrowings under revolving credit facility.

NOTE 2 - Plan of Reorganization and Liquidity

          On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization (the “Reorganization”) and a voluntary bankruptcy petition had been filed on April 15, 2002 (the “Petition Date”). As part of this restructuring, AGC Holding acquired 75,000 shares of newly authorized Series C Participating Preferred Stock for $75,000 and 9,000,000 shares of newly authorized common stock for $5,000 (see Note 7). Ableco Finance LLC, an affiliate of Cerberus, provided Anchor with a new $20,000 term loan (see Note 5). In connection with the Reorganization, Anchor entered into a new $100,000 credit facility (the “Revolving Credit Facility”) (see Note 4).

          Under the terms of the Plan, the holders of Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the “First Mortgage Notes”), retained their outstanding $150,000 of First Mortgage Notes and received a consent fee of $5,625 for the waiver of the change-in-control provisions, the elimination of the pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S., Inc. (“Consumers U.S.”) as a guarantor). Consumers U.S. was the former parent company of Anchor. The holders of Anchor’s 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the “Senior Notes”), were repaid in cash at 100% of their principal amount. Holders of Anchor’s mandatorily redeemable 10% cumulative convertible preferred stock (“Series A Preferred Stock”) (having an accrued liquidation value of approximately $83,600) are entitled to receive a cash distribution of $22,500 in exchange for their shares and the Series A Preferred Stock was cancelled. Of this amount, $17,409 has been paid through December 31, 2002 and the remaining liability is included in accrued expenses on the balance sheet. Anchor’s redeemable 8% cumulative convertible preferred stock (the “Series B Preferred Stock”) (having an accrued liquidation value of approximately $105,700) and common stock and warrants were cancelled and the holders received no distribution under the Plan.

          In connection with the Reorganization, Anchor settled a shareholder derivative action that had been pending in Delaware Chancery Court. The litigation was settled for total consideration to the Company of approximately $9,000, of which approximately $6,300 was in cash, with the balance of the consideration to Anchor being an assignment to Anchor by Consumers U.S. of the funds it would otherwise have been entitled to receive under the Plan. The settlement also included the exchange of mutual releases by the parties and payment by Anchor of certain legal fees. The settlement of the shareholder derivative action was approved by the Delaware Chancery Court and was recorded in August 2002 as a component of restructuring, net, in the accompanying financial statements of Anchor. Implementation of the settlement was completed in the fourth quarter of 2002 with Anchor receiving approximately $6,300 in cash.

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

          During the course of the bankruptcy proceeding, including the events leading up to the preparation and execution of the prearranged plan, the Company incurred several costs that directly resulted from the Company’s restructuring through the Plan. Reorganization items were items that met the definition of reorganization items per the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which included costs and gains that were incurred after the Chapter 11 filing and were a direct result of the bankruptcy proceeding and gains and losses resulting from the application of fresh-start reporting. Restructuring items included costs and gains that directly related to the restructuring of the Company through the Plan and were either incurred prior to the filing of Chapter 11 or were not incurred as a direct result of the bankruptcy itself. The costs and gains are summarized as follows (dollars in thousands):

Reorganization items, net:
Fresh start adjustments to reflect the impact of fresh-start reporting in accordance with the provisions of SOP 90-7, which included increasing property, plant and equipment ($86,860), recognizing identifiable intangible assets for customer relationships ($7,900) and writing off goodwill ($44,852)	$(49,908)

DIP facility fees charged by the bank to execute the Company’s debtor-in-possession financing arrangement during the course of the bankruptcy proceeding	$2,450
Attorneys’ fees incurred for legal services performed, claims processor fees and printing fees incurred for the bankruptcy proceeding	1,687
Write-off of the unamortized balance of deferred financing costs related to Senior Notes. The Senior Notes were repaid with proceeds obtained when the Plan became effective	1,276
Write-off of interest accrued on the Senior Notes prior to the filing of Chapter 11. Interest ceased to accrue under the bankruptcy proceedings and accrued interest was forgiven when the plan became effective	(2,894)

$2,519

$(47,389)

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Restructuring, net:
Consulting fees and attorneys’ fees incurred with respect to the preparation of the Plan. These costs were not considered reorganization expenses because certain costs were incurred prior to the filing for bankruptcy and such costs were not directly related to the bankruptcy proceeding	$10,068

Direct costs of the restructuring, which include an accrual for claims under the Plan ($2,400), the cost of employee restructuring bonuses paid upon the successful implementation of the Plan ($2,110), purchase of certain director/officer liability and environmental liability insurance policies mandated by the Plan ($1,550), the write-off of deferred financing fees of the revolving credit facility upon entering into the DIP facility ($1,165) and severance charges ($728 for 12 employees). At December 31, 2002, remaining liabilities were $2,398 for the accrual for claims and $460 for severance charges
7,953
Consent fee paid to the holders of the First Mortgage Notes under the terms of the Plan, which was negotiated prior to the Chapter 11 filing and was directly stipulated by the Plan	5,625
Write-down of a customer notes receivable of $10,000, due to a negotiated early collection of the balance. The notes were originally entered into in 1999 in satisfaction of accounts receivable and a strategic alliance commitment and were scheduled to mature in 2004. Cerberus, through certain Cerberus-affiliated funds and managed accounts invested $80.0 million of new equity capital into the Company, directed the settlement of the notes, as part of the restructuring, in order to fund other costs incurred with respect to the restructuring	4,473
Other fees, which include a consent fee of $2,500 paid for settlement of change-in-control issues related to the Plan and reimbursement of professional fees of $1,400 incurred by Cerberus	3,900
Gain on cash settlement of a shareholders’ derivative action offset by legal fees related to the settlement	251
Modifications to the Company’s post-retirement benefits program, implemented as part of the Reorganization, resulting in a reduction of long-term post retirement liabilities	(24,432)
Adjustment of previously recorded pension liabilities to reflect amounts agreed upon under the PBGC Agreement	(8,233)

$(395)

          Restructuring and reorganization payments included as financing activities in the statements of cash flows were comprised of attorneys’ and professional fees, financial institution fees incurred in obtaining DIP financing and consent fees paid to First Mortgage Note holders. All other restructuring and reorganization payments were classified as operating activities.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 3 - Fresh Start Reporting

          Upon the Effective Date, Anchor adopted fresh start reporting pursuant to SOP 90-7. The adoption of fresh start reporting results in Anchor revaluing its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after restructuring. The reorganization value was determined by the negotiated total enterprise value for Anchor reflected in the Plan and the Reorganization, which was the product of a six month solicitation of proposals conducted by the prior Board of Directors and a nationally recognized investment banking firm. The reorganization value of the entity was allocated to assets based on the relative fair values of the assets. Liabilities at plan consummation date are stated at the present value of amounts to be paid. The fair values of substantially all of the property, plant and equipment, identifiable intangible assets and outstanding debt and equity securities of the Company were determined by independent appraisers.

          The Reorganization and adoption of fresh start reporting resulted in the following adjustments to the condensed balance sheet of Anchor as of August 31, 2002:

	Predecessor								Reorganized
	Company at	Reorganization				Fresh Start			Company at
	August 31, 2002	Adjustments				Adjustments			August 31, 2002

Current assets	$118,438	$34,810	(a),	(b),	(c)	$—			$153,248
Property, plant and equipment	285,630	—				86,860	(e)		372,490
Other asset	11,189	1,408	(a),	(c)		—			12,597
Goodwill and intangible assets	44,852	—				(36,952)	(d),	(e)	7,900

	$460,109	$36,218				$49,908			$546,235

Current liabilities	$155,656	$8,718	(b),	(c)		$93			$164,467
Long-term debt	266,886	(30,000)	(a),	(b)		—			236,886
Long-term post-retirement liabilities	39,910	—				—			39,910
Other long-term liabilities	24,972	—				—			24,972

	487,424	(21,282)				93	(d)		466,235
Redeemable preferred stock	83,659	(22,500)	(b)			(61,159)	(d)		75,000
		75,000	(a)

Stockholders’ equity (deficit)	(110,974)	5,000	(a),	(b)		110,974	(d)		5,000

	$460,109	$36,218				$49,908			$546,235

		75,000	(a)

(a)	Reflects the proceeds from the issuance of 75,000 shares of Series C Preferred Stock ($75,000), 9,000,000 shares of Common Stock ($5,000), proceeds from the issuance of the Term Loan ($20,000) and payment of financing fees.

(b)	Reflects the distributions under the Plan to repay the Senior Notes ($50,000) and the accrual of the final distribution to the holders of the Series A preferred stock ($22,500).

(c)	Reflects the payoff of the DIP Facility, the proceeds under the Revolving Credit Facility and the payment of financing fees. (See Note 3.)

(d)	Reflects the cancellation of the remaining value of the Series A preferred stock ($61,159), the cancellation of the Series B preferred stock ($105,731), the cancellation of the common stock ($20,890) and warrants ($9,446) and other accumulated deficit items ($247,041) of the Predecessor Company.

(e)	Reflects the write off of goodwill ($44,852) and the revaluation of Company’s property, plant and equipment ($86,860) and identifiable intangible assets ($7,900) based upon an independent appraisal.

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

     Loans made pursuant to the Revolving Credit Facility are secured by a first priority security interest in, a lien upon, and a right of set off against all of the Company’s inventories, receivables, general intangibles and proceeds therefrom. All cash collections are accounted for as reductions of advances outstanding under the Revolving Credit Facility.

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

     In connection with the Plan, Anchor entered into an agreement with Bank of America, N.A., Congress Financial Corporation and Ableco Finance LLC, who together provided a $100,00 debtor-in-possession secured financing facility under a new loan agreement (the “DIP Facility”), with Bank of America, N.A., as agent. The DIP Facility consisted of an $80,000 revolving credit facility, including a letter of credit sub-facility, and a $20,000 term loan facility. Advances under the DIP facility bore interest at an average rate of 7.0%. Borrowings under the DIP Facility were repaid with proceeds from the Revolving Credit Facility and the DIP Facility was cancelled.

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

     In conjunction with the 1997 acquisition of Anchor, the Company entered into a credit agreement providing for a $110,000 revolving credit facility (the “Original Credit Facility”). In October 2000, the Company replaced the Original Credit Facility with a credit facility under a Loan and Security Agreement dated as of October 16, 2000, with Bank of America, National Association, as agent (the “Loan and Security Agreement”), to provide a $100,000 senior secured revolving credit facility (the “Replacement Credit Facility”). Borrowings under the Replacement Credit Facility were repaid with proceeds of the DIP Facility and the Loan and Security Agreement and the Replacement Credit Facility were cancelled.

     The Company’s obligations under the Loan and Security Agreement were secured by a first priority lien on all of the Company’s inventories and accounts receivable and related collateral and a second priority pledge of all of the issued and issuable Series B Preferred Stock of the Company and 902,615 shares of the Company’s Common Stock. In addition, the Company’s obligations under the Loan and Security Agreement were guaranteed by Consumers U.S., the holder of the outstanding Series B Preferred Stock of the Company and 902,615 shares of the Company’s Common Stock.

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

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 5 - Long-Term Debt

     Long-term debt consists of the following:

	Reorganized	Predecessor
	Company	Company

	December 31,	December 31,
	2002	2001

$150,000 First Mortgage Notes, interest at 11¼% due 2005	$150,000	$150,000
$20,000 Term Loan, interest at 14% due 2005	20,000	—
$50,000 Senior Notes, interest at 9 7/8% due 2008	—	50,000
Capital lease obligations	16,359	8,454

	186,359	208,454
PBGC obligation	65,029	—

	251,388	208,454
Less:
Long-term debt classified as current	—	(206,091)
Current maturities	(8,315)	(822)

	$243,073	$1,541

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

     The Company entered into a Registration Rights Agreement on April 17, 1997. Following the issuance of the First Mortgage Notes, the Company filed with the Securities and Exchange Commission an exchange offer registration statement, declared effective on February 12, 1998, with respect to an issue of 11¼% First Mortgage Notes, due 2005, identical in all material respects to the First Mortgage Notes, except that the new First Mortgage Notes would not bear legends restricting the transfer thereof. In March 1998, the Company completed an offer to the holders of the First Mortgage Notes to exchange their First Mortgage Notes for a like principal amount of new First Mortgage Notes.

     Interest on the First Mortgage Notes accrues at 11¼% per annum and is payable semiannually on each April 1 and October 1 to registered holders of the First Mortgage Notes at the close of business on the March 15 and September 15 immediately preceding the applicable interest payment date.

     The First Mortgage Notes are redeemable, in whole or in part, at the Company’s option on or after April 1, 2001, at par. The indenture provides that upon the occurrence of a change in control, the Company will be required to offer to repurchase all of the First Mortgage Notes at a purchase price in cash equal to 101% of the principal amount plus interest accrued to the date of purchase.

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

     All of the Company’s debt agreements contain cross-default provisions.

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

     On May 23, 2001, Consumers filed for protection under the Canadian Companies’ Creditors Arrangement Act (“CCAA”). On August 3, 2001, Consumers and Owens-Brockway Glass Container Inc. (together with its affiliates “O-I”) announced an agreement whereby O-I would acquire Consumers’ Canadian glass producing assets as well as the stock of Consumers U.S. Management of Anchor believed that the Reorganization or the acquisition of the stock of Consumers U.S. by O-I would have triggered a “change in control” as defined in the Indentures. Upon a “change in control” as defined in the Indentures, Anchor would have been required to make an offer to repurchase all of the First Mortgage Notes and the Senior Notes at 101% of the outstanding principal amount plus accrued and unpaid interest. Anchor did not have the cash or liquidity available to make this repurchase offer. The failure to make the offer would have resulted in an event of default under the Indentures that would have given the noteholders the right to accelerate the debt and would also have been a default under Anchor’s credit facility at the time and would have been an event of default under various equipment leases.

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

     In August 2001, Anchor entered into an interest rate cap instrument with Bank of America, National Association. The fair value of this interest rate cap, approximately $72, was recorded in other assets on the accompanying balance sheet at December 31, 2001. During the eight months ended August 31, 2002 and the year ended December 31, 2001, losses of $72 and $253, respectively, were recognized in other income, net related to this instrument.

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

   Redeemable Preferred Stock

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

     The Series C Participating Preferred Stock is entitled to receive dividends, at a rate per annum equal to 12%, prior to and in preference to any declaration or payment of any dividend on any junior securities. Dividends are payable quarterly in cash, if and when declared by the Board of Directors and, to the extent not paid currently with respect to any quarterly period, will accrue and compound quarterly. Unpaid dividends of $3,022 ($40.29 per share) as of December 31, 2002 were accrued and included in redeemable preferred stock in the accompanying balance sheet. In addition, the Series C Participating Preferred Stock is entitled to receive dividends and distributions equal to 15% of the amount of dividends paid on the outstanding shares of common stock.

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

     For the period from February 5, 1997 to February 5, 2000, the common stock of Anchor was divided into three classes, Class A and Class B, which were voting, and Class C, which was non-voting. On February 5, 2000, the three classes of common stock were consolidated into one single class of common stock with identical rights. At December 31, 2001, the Company had outstanding warrants exercisable for 1,893,531 shares of common stock. None of the warrants required any payment upon exercise. During 2001, certain Anchor warrant holders exercised 1,197,338 warrants and acquired 1,197,338 shares of common stock of Anchor. Until the Reorganization, Consumers U.S. owned approximately 59.5% of Anchor’s equity on a fully diluted basis (approximately 26.9% of the outstanding common stock at December 31, 2001), giving effect to the exercise of all warrants and the conversion of Anchor’s convertible preferred stock.

     On September 26, 2001, the former Board of Directors of Anchor adopted a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, stock purchase rights (“Rights”) would have been distributed as a dividend to all stockholders at the rate of one Right for each share of Anchor common stock held of record as of the close of business on September 26, 2001. Each Right had entitled the registered holder, upon the occurrence of certain events, to purchase from Anchor one one-thousandth of a share of Series C Junior Participating Preferred Stock , at a price of $0.01 per one one-thousandth of a share, subject to adjustment. The Rights were not exercisable until the distribution date, as defined. The Rights Plan terminated upon the Reorganization.

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

NOTE 8 - Equity Incentive Plan

     In October 2002, the Board of Directors of Anchor approved the equity incentive plan, designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals and covers employees, directors or consultants. The plan provides for the grant of nonqualified stock options, incentive stock options and restricted stock for shares of Anchor common stock to participants of the plan selected by the board or a committee of the board (the “Administrator”). One million shares of common stock have been reserved under the plan. The terms and conditions of awards are determined by the Administrator for each grant, except that, unless otherwise determined by the Administrator, options vest and become exercisable as follows: 50% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50% of the option grant vests in three tranches of equal amount if the Company attains certain performance targets established by the Board of Directors. There were no grants under this plan in 2002.

     Upon a “Liquidity Event,” all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A “Liquidity Event” is defined

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

as an event in which (1) any person who is not an affiliate becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of Anchor’s then outstanding securities, (2) the sale, transfer or other disposition of all or substantially all of Anchor’s business and, whether by sale of assets, merger or otherwise to a person other than Cerberus, (3) if specified by our Board of Directors in an award at the time of grant, the consummation of an initial public offering of common equity securities or (4) dissolution and liquidation of the Company.

NOTE 9 - Related Party Information

     On February 5, 1997, pursuant to an asset purchase agreement dated December 18, 1996, Consumers acquired substantially all of the assets, and assumed certain liabilities, of the former Anchor Glass Container Corporation.

     From 1997 until the latter part of 2001, the Company was part of a group of glass manufacturing companies with Consumers and GGC, L.L.C. (“GGC”) each of which was controlled through G&G Investments, Inc. (“G&G”)..

     The Company had, in the past, engaged in a variety of transactions (including joint purchasing, engineering, utilization of the Company’s mold and repair shops and management information systems) with Consumers and GGC. On October 1, 2001, Consumers completed the sale of its Canadian glass producing assets to a subsidiary of O-I. In February 2002, Mr. J. Ghaznavi, one of the Company’s former directors, purchased GGC from Consumers. Following these events, Anchor separated activities related to these functions, with Consumers as of October 1, 2001, and with GGC as of February 2002, with Anchor and GGC entering into the agreement described below. GGC is currently a competitor of Anchor.

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

     In 2000, the Company had entered into a Restated Intercompany Agreement (the “Intercompany Agreement”) with G&G, Consumers, Consumers U.S., Consumers International Inc., GGC, Hillsboro Glass Company (“Hillsboro”), I.M.T.E.C. Enterprises, Inc., a machinery manufacturer majority-owned by G&G, and certain related companies, which established standards for certain intercompany transactions. With the events described above, transactions carried out under the Intercompany Agreement were significantly reduced in the latter part of 2001 and eliminated in 2002.

     Historically, pursuant to the Intercompany Agreement, the Company may have, from time to time, filled orders for customers of affiliated glass manufacturers and affiliated glass manufacturers may have, from time to time filled orders for customers of the Company. Through 2000, in such case where the customer was not a common customer, the manufacturing company paid a market commission, up to 5% of the invoiced amount, to the company that referred the customer. In the event of a transfer of a customer to the Company by an affiliated glass manufacturer or to an affiliated glass manufacturer by the Company, the transfer was treated as though the transferee had filled the orders for the transferred customer. The commission program was replaced with a cost sharing arrangement in 2001 that was subsequently discontinued as a result of the sale of Consumers’ Canadian glass producing assets and the service agreement entered into with GGC.

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

     In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from the Company of approximately $17,300 in September 1998 (the “G&G Loan”). The funds for the G&G Loan were obtained through a borrowing under the Original Credit Facility. The G&G Loan was evidenced by a promissory note that originally matured in January 1999. The transaction did not close and, in March 2000, G&G commenced an arbitration proceeding against the principal owners of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. Arbitration hearings were held in 2001. A decision was rendered in the fourth quarter of 2001 in favor of the principal owners of the European glass manufacturer. As a result of the decision and questions regarding the collectibility of the G&G Loan, Anchor recorded a provision of $17,447 (the advance of $17,330 and other costs of $117), as a related party provision on the statement of operations in 2001. Anchor pursued collection of these amounts and filed an action in the Federal District Court for the Indiana Fort Wayne Division, against certain principal owners of the European glass manufacturer. Pursuant to the settlement with Mr. J. Ghaznavi and G&G, all rights, title and interest to the claim have been assigned to a designate of Mr. J. Ghaznavi.

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

     In September 1997, Hillsboro, a glass-manufacturing plant owned by G&G, discontinued manufacturing. All of Hillsboro’s rights and obligations to fill orders under a supply contract between Consumers and one of its major customers was purchased by Consumers and the Company effective December 31, 1997. The purchase price of the Company’s portion of this contract was $12,525, of which $11,725 had been paid through 2001. The outstanding balance was eliminated in the Reorganization.

     Related party transactions with affiliates of G&G, including Interstate Express for freight purchases, are summarized as follows:

	Eight Months
	Ended	Years Ended December 31,
	August 31,
	2002	2001	2000

Purchases of freight	$1,009	$2,228	$3,078
Payable for freight	—	66	456
Purchases of inventory and other	—	31	89
Payable for inventory and other	—	173	27
Allocation of aircraft charges	—	189	797
Interest income on advance to affiliate	—	—	1,829
Interest receivable on advance to affiliate	—	—	457
Sales of inventory and allocation of expenses	—	—	—
Receivable from sales of inventory and allocations	—	—	342
Advance to affiliate	—	—	17,330

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

     In 1999, management approved the purchase of 1,842,000 shares of Consumers common stock for $3,000. These shares were held pending government approval for contribution into the Company’s defined benefit pension plan. As of December 31, 2000, the Company recorded a write down for a non-temporary decline in market value, of approximately $1,158, to reflect the investment at then fair value. During 2001, the remaining balance of $1,842 was recorded as a related party provision.

     As a result of Consumers’ announcement of its intention to sell its Canadian glass producing assets to O-I and Consumers’ filing under the Canadian Companies’ Creditors Arrangement Act (“CCAA”), Anchor recorded a charge to earnings during 2001 of $18,221 ($24,979 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount was recorded as a related party provision on the statement of operations.

     Of the total of approximately $6,300 cash settlement of the shareholder derivative action, as discussed in Note 2, the Company received approximately $2,000 in cash from Consumers in the fourth quarter of 2002.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     The Company recorded a write-off in 1999 of its allocable share of parent company software costs. Consumers implemented the SAP based software system with the intention that all affiliated companies would adopt that system and share ratably in the initial design, reengineering and implementation originated by Consumers. The SAP based system had proven to be a complicated system requiring extensive and expensive maintenance. With the objective of having one operating system, Consumers converted to a JDEdwards based system, currently in place at Anchor. As authorized by the Intercompany Agreement, Consumers allocated $9,600 to Anchor (of which $1,000 had been paid) representing Anchor’s pro rata share of the original implementation costs based upon number of plants, number of licensed users and sales.

     Related party transactions with Consumers and its affiliates are summarized as follows (there were no comparable transactions in 2002):

	Years Ended December 31,

	2001	2000

Purchases of inventory and other	$348	$1,811
Payable for inventory and other	3,948	1,402
Sales of molds and inventory	4,828	12,038
Receivable from sales of molds and inventory	1,020	6,413
Allocation of expenses and other	6,878	14,133
Receivable from allocation of expenses and other	—	13,346
Payable for allocable portion of software	—	9,315

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

     Stock Option Plan – Consumers Plan

     Salaried employees of the Company participated in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. Consumers requested the Toronto Stock Exchange (the “TSE”) to suspend trading of Consumers common stock and effective December 31, 2001, the TSE issued a trading halt. The closing price at the time of the trading halt was Cdn.$0.015 per share.

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

     Information related to stock options for the eight months ended August 31, 2002 and the two years ended December 31, 2001 is as follows:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price (Cdn$)	Value (Cdn$)

Options outstanding, January 1, 2000	1,101,500	7.78
Granted	144,500	5.00	$4.47
Forfeited	(162,500)	8.00	$4.91

Options outstanding, December 31, 2000	1,083,500	7.33
Granted	—	—	$—
Forfeited	(275,000)	7.77	$4.80

Options outstanding, December 31, 2001	808,500	7.18
Cancelled	(808,500)	(7.18)

Options outstanding, August 31, 2002	—	—

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

     In accordance with the PBGC Agreement, on the Effective Date, Anchor paid $20,750 to the PBGC (with proceeds from the Reorganization). Additionally, Anchor granted the PBGC a warrant for the purchase of 474,000 shares of common stock of Anchor, with an exercise price of $5.27 per share and term of ten years. No value has been attributed to this warrant as of August 31, 2002 because the exercise price is in excess of the fair value of common stock. Anchor renegotiated its labor union contracts and, effective August 1, 2002, began contributing to other multiemployer plans for the future service benefits of its hourly employees. These contributions are expensed monthly.

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

     Statement of Financial Accounting Standards No. 87 - Employers’ Accounting for Pensions defines a multiemployer plan to be a pension plan to which two or more unrelated employers contribute. Since Anchor and Glenshaw were defined as related parties at December 31, 2001, the MEPP did not meet the definition of a multiemployer plan for generally accepted accounting principles, and the accounting followed by Anchor, and the disclosures here, reflected the plan as if it were a single employer plan. The components of net periodic benefit costs follows:

	Pensions		Post-retirement

	Years Ended		Four Months	Eight Months	Years Ended
	December 31,		Ended	Ended	December 31,
			December 31,	August 31,
	2001	2000	2002	2002	2001	2000

Service cost-benefits earned during the year	$4,600	$4,414	$134	$671	$910	$1,110
Interest cost on projected benefit obligation	33,706	33,521	1,002	2,700	4,297	4,087
Return on plan assets	(35,460)	(39,145)	—	—	—	—
Amortization of:
Actuarial gains	—	—	—	(511)	(378)	(758)
Prior service cost	3,263	3,263	—	292	438	438

Total periodic benefit cost	$6,109	$2,053	$1,136	$3,152	$5,267	$4,877

     Significant assumptions used in determining net periodic benefit cost and related obligations for the plans are as follows:

	Pensions		Post-retirement

	Years Ended		Four Months	Eight Months	Years Ended
	December 31,		Ended	Ended	December 31,
			December 31,	August 31,
	2001	2000	2002	2002	2001	2000

Discount rate	7.25%	7.625%	6.75%	7.00%	7.25%	7.625%
Expected long-term rate of return on plan assets	9.50	9.50	—	—	—	—

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

          The funded status of the Company’s pension and post-retirement plans are as follows:

	Pensions	Post-retirement

	Year	December 31,	August 31,	Year
	2001	2002	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of period	$455,187	$43,510	$61,449	$55,497
Service cost	4,600	134	671	910
Interest cost	33,706	1,002	2,700	4,297
Plan modifications	—	—	(24,432)	—
Plan participants’ contributions	—	140	334	577
Actuarial (gain) loss	16,215	621	5,188	3,664
Benefits paid	(34,745)	(1,044)	(2,400)	(3,496)

Benefit obligation at end of period	474,963	44,363	43,510	61,449

Change in plan assets:
Fair value of plan assets at beginning of period	390,154	—	—	—
Actual return on plan assets	(8,188)	—	—	—
Employer contributions	7,801	904	2,066	2,919
Plan participants’ contributions	—	140	334	577
Benefits and expenses paid	(37,345)	(1,044)	(2,400)	(3,496)

Fair value of plan assets at end of period	352,422	—	—	—

Funded status	(122,541)	(44,363)	(43,510)	(61,449)
Unrecognized actuarial (gain) loss	75,468	621	—	(7,812)
Unrecognized prior service cost	22,559	—	—	2,406

Net amount recognized	(24,514)	(43,742)	(43,510)	(66,855)

Amounts recognized in the balance sheet consists of:
Accrued benefit liability	(24,514)	(43,742)	(43,510)	(66,855)
Additional minimum pension liability	(98,027)	—	—	—
Intangible pension asset	22,559	—	—	—
Accumulated other comprehensive loss	75,468	—	—	—

Net amount recognized	$(24,514)	$(43,742)	$(43,510)	$(66,855)

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

          As part of the 1997 acquisition of Anchor, the PBGC reached an agreement with Vitro, S.A., the parent of Old Anchor, in which Vitro, S.A. agreed to provide a limited guaranty to the PBGC with respect to the unfunded benefit liabilities of the Company’s defined benefit plans, if the plans, or any one of them, are terminated before August 1, 2006.

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

     The significant components of the deferred tax assets and liabilities are as follows:

	Reorganized	Predecessor
	Company	Company

	December 31,	December 31,
	2002	2001

Deferred tax assets:
Reserves and allowances	$14,600	$23,900
Pension and post-retirement liabilities	41,900	9,600
Inventory uniform capitalization	400	1,900
Tax loss carryforwards	51,300	58,200

	108,200	93,600
Deferred tax liabilities:
Accumulated depreciation and amortization	57,100	17,700
Other current assets	900	1,200

	58,000	18,900

Net deferred tax assets	50,200	74,700
Valuation allowance	(50,200)	(74,700)

Net deferred tax assets after valuation allowance	$—	$—

          The effective tax rate reconciliation is as follows:

	Reorganized
	Company	Predecessor Company

	Four Months	Eight Months	Years Ended
	Ended	Ended	December 31,
	December 31,	August 31,
	2002	2002	2001	2000

Federal rate	(34)%	34%	(34)%	(34)%
State rate	(5)	5	(5)	(5)
Non-deductible goodwill write-off	—	27	—	—
Non-deductible professional fees	—	6	—	—
Other permanent differences	15	1	3	5

	(24)	73	(36)	(34)
Valuation allowance	24	(73)	36	34

Effective rate	—%	—%	—%	—%

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

NOTE 12 - Manufacturing Facilities

          In March 2000, Anheuser-Busch purchased the Company’s previously closed Houston, Texas glass container manufacturing facility and certain related operating rights. The Company received proceeds of $10,000 from the sale. Under an agreement with Anheuser-Busch, the Company provides engineering and production consulting services, relating to the Houston Facility, for a fee.

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

2003	$9,476
2004	4,005
2005	3,232
2006	3,015
2007	2,967
After 2007	9,198

$31,893

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

          Certain environmental laws, such as CERCLA or Superfund and analogous state laws, provide for strict, under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment. Such laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. The Company is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Anchor has been identified as a potentially responsible party (a “PRP”) under CERCLA with respect to two sites. While the Company may be jointly and severally liable for costs related to these sites, it is only one of a number of PRP’s who also may be jointly and severally liable. The Company has established reserves for environmental costs which it believes are adequate to address the anticipated costs of remediation of these operating and closed facilities and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.

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

          In 2000, the Company signed an agreement with Anheuser-Busch to provide all the bottles for the Anheuser-Busch Jacksonville, Florida and Cartersville, Georgia breweries, beginning in 2001 (the “Southeast Agreement”). To meet the expanded demand from the supply contract and improve manufacturing efficiency, the Company invested approximately $18,000 in new equipment in 2000 for its Jacksonville plant, funded through the proceeds from the sale of the Houston plant, certain capital and operating lease transactions and internal cash flows. In December 1999, the Company entered into an agreement with a major lessor for $30,000 of lease transactions. Under this agreement, in December 1999, December 2000, March 2001 and April 2001, the Company financed approximately $8,200, $4,200, $7,800 and $5,400, respectively, of the expansion through sale leaseback

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

arrangements.These lease agreements have terms of five to six years. The lease agreements contain, among other things, a fixed charge coverage test. See Note 15.

NOTE 15 – Subsequent Event

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

          Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289,000 and were used to repay 100% of the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon ($156,256), 100% of the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee ($20,354) and advances outstanding under the Revolving Credit Facility ($66,886), which includes funds for certain of the Company’s capital improvement projects. The remaining proceeds of approximately $45,000 are being used to terminate certain equipment leases by purchasing from the lessors the equipment leased thereunder.

          The Senior Secured Notes are redeemable, in whole or in part, at the Company’s option on or after February 15, 2008, at redemption prices defined in the Indenture. The Indenture provides that upon the occurrence of a change of control, the Company will be required to offer to purchase all of the Senior Secured Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase.

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

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 16 – Restatement

     These financial statements include the restated balance sheet of the Company at December 31, 2002 and the restated statement of stockholders’ equity for the four months ended December 31, 2002, after determination that its Series C Preferred Stock should be classified as temporary equity. This restatement is limited solely to classifying:

(i)	the aggregate of $75,000 of the Company’s Series C Preferred Stock from permanent stockholders’ equity and

(ii)	the related accrued dividends of $3,022 from long-term liabilities to the temporary equity section of the balance sheet under the caption entitled Redeemable Preferred Stock.

     The restatement had no effect on the Company’s statements of operations, assets or cash flows. Furthermore, as described in the Use of Proceeds section of the Company’s 424(b)(1) prospectus filed with the Securities and Exchange Commission on September 25, 2003 in connection with the Company’s initial public offering that was consummated on September 30, 2003 (the “Equity Offering”), all of the Series C Preferred Stock was redeemed in full on September 30, 2003 with a portion of the net proceeds of the Equity Offering. Accordingly, the change in classification will have no effect on the Company’s balance sheet as of or following September 30, 2003.

     The following table summarizes the impact of the balance sheet restatement as of December 31, 2002:

	December 31, 2002

	As
	Reported	Reclass	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY (in part):
Other long-term liabilities	$26,974	$(3,022)	$23,952
Total long-term liabilities	310,389	(3,022)	307,367
Redeemable preferred stock (including accrued dividends)	—	78,022	78,022
Stockholders’ equity:
Preferred stock	1	(1)	—
Participation component of Series C preferred stock	750	(750)	—
Capital in excess of par value	78,349	(74,249)	4,100
Total stockholders’ equity	76,499	(75,000)	1,499

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: November 3, 2003	/s/ Darrin J. Campbell

Darrin J. Campbell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)