Form 10-Q/A
period 2003-03-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-11-03
CIK 1052163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒.

Number of shares outstanding of common stock at May 14, 2003:
9,000,000 shares

     This Form 10-Q/A is being filed to reflect the restated condensed balance sheets of Anchor Glass Container Corporation (“Anchor” or the “Company”) at March 31, 2003 and December 31, 2002, after determination that its Series C Preferred Stock, par value $.01 (the “Series C Preferred Stock”) should be classified as temporary equity. This restatement is limited solely to classifying:

(i)	the aggregate of $75.0 million of the Company’s Series C Preferred Stock from permanent stockholders’ equity and

(ii)	the related accrued dividends at March 31, 2003 and December 31, 2002 of $5.4 million and $3.0 million, respectively from long-term liabilities to the temporary equity section of the balance sheet under the caption entitled Redeemable Preferred Stock.

     The restatement had no effect on the Company’s statements of operations, assets or cash flows. Furthermore, as described in the Use of Proceeds section of the Company’s 424(b)(1) prospectus filed with the Securities and Exchange Commission on September 25, 2003 in connection with the Company’s initial public offering that was consummated on September 30, 2003 (the “Equity Offering”), all of the Series C Preferred Stock was redeemed in full on September 30, 2003 with a portion of the net proceeds of the Equity Offering. Accordingly, the change in classification will have no effect on the Company’s balance sheet as of or following September 30, 2003. See Note 5 for additional information.

     Part I — Item 1. Financial Statements and Part II — Item 6. Exhibits of the Company’s Quarterly Report on Form 10-Q is hereby amended and replaced as follows:

PART I – FINANCIAL INFORMATION

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

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED BALANCE SHEETS
(dollars in thousands)

	Reorganized Company

	March 31, 2003	December 31,
	(unaudited)	2002
	(restated)	(restated)

ASSETS
Current assets:
Cash and cash equivalents	$285	$351
Restricted cash	4,038	4,387
Accounts receivable	39,221	42,070
Inventories:
Raw materials and manufacturing supplies	22,335	22,796
Finished products	98,586	79,353
Other current assets	8,214	8,603

Total current assets	172,679	157,560
Property, plant and equipment, net	443,901	384,386
Other assets	14,051	6,815
Intangible assets	7,438	7,636

	$638,069	$556,397

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under revolving credit facility	$25,373	$47,413
Current maturities of long-term debt	8,941	8,315
Accounts payable	40,364	46,969
Accrued expenses	26,392	35,314
Accrued interest	5,392	5,167
Accrued compensation and employee benefits	23,789	26,331

Total current liabilities	130,251	169,509
Bonds and long-term capital leases	317,021	182,433
Long-term obligation to PBGC	59,481	60,640

Total long-term debt	376,502	243,073
Long-term post-retirement liabilities	40,143	40,342
Other long-term liabilities	23,731	23,952

	440,376	307,367
Commitments and contingencies
Redeemable preferred stock (including accrued dividends)	80,363	78,022
Stockholders’ equity (deficit):
Common stock	900	900
Capital in excess of par value	4,100	4,100
Accumulated deficit	(17,921)	(3,691)
Accumulated other comprehensive income	—	190

	(12,921)	1,499

	$638,069	$556,397

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(11,889)	$(203)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	16,595	14,922
Other	3,643	690
Increase (decrease) in cash resulting from changes in assets and liabilities	(30,058)	5,212

	(21,709)	20,621
Cash flows from investing activities:
Expenditures for property, plant and equipment	(35,170)	(26,794)
Purchase of equipment under leases	(39,217)	—
Proceeds from sale of property, plant and equipment	10,412	3,064
Change in restricted cash	349	—
Payments for strategic alliances with customers	—	(1,266)
Other	(856)	(564)

	(64,482)	(25,560)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	—
Principal payments of long-term debt	(171,253)	(453)
Payment of capital lease obligations for assets purchased	(5,539)	—
Plan distributions to Series A preferred stock	(3,665)	—
Net repayments on revolving credit facility	(22,040)	—
Net draws on prior revolving credit facilities	—	4,976
Payment of financing fees	(11,378)	—

	86,125	4,523
Cash and cash equivalents:
Decrease in cash and cash equivalents	(66)	(416)
Balance, beginning of period	351	416

Balance, end of period	$285	$—

Supplemental noncash activities:
Non-cash equipment financing	$10,000	$—

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

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net loss, as reported	$(11,889)	$(203)
Add: Stock-based employee compensation expense included in reported net loss	8	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(8)	(20)

Pro forma net loss	$(11,889)	$(223)

Basic and diluted net loss per share applicable to common stock
As reported		$(0.71)

Pro forma		$(0.71)

     Salaried employees of the Company participated in an incentive stock option plan of Anchor’s former indirect parent. These options, which have been cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees in accounting for these options in the three months ended March 31, 2002

NOTE 4 – Commitments and Contingencies

     In September 2001, The National Bank of Canada, acting on its own behalf and on behalf of PNC Bank, filed a complaint, in Allegheny Common Pleas Court, against Anchor, GGC L.L.C. (“GGC”), Consumers U.S., Inc. (the Company’s former parent) and certain other former affiliates of Anchor. The complaint alleged, among other things, fraudulent conveyances made by GGC to Anchor and tortious interference with the contractual relationship between the bank and GGC and seeks monetary damages. The action will be heard in the United States Bankruptcy Court for the Middle District of Florida. The Company believes it is remote that the outcome will have a material adverse effect on its financial position or results of operations. A trial date is scheduled for September 2003.

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

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

NOTE 5 – Restatement

     These financial statements include restated condensed balance sheets of the Company at March 31, 2003 and December 31, 2002, after determination that its Series C Preferred Stock, par value $.01 (the “Series C Preferred Stock”) should be classified as temporary equity. This restatement is limited solely to classifying:

(i)	the aggregate of $75,000 of the Company’s Series C Preferred Stock from permanent stockholders’ equity and

(ii)	the related accrued dividends at March 31, 2003 and December 31, 2002 of $5,363 and $3,022, respectively from long-term liabilities to the temporary equity section of the balance sheet under the caption entitled Redeemable Preferred Stock.

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

     The following table summarizes the impact of the restatement as of March 31, 2003 and December 31, 2002:

	March 31, 2003			December 31, 2002

	As Reported	Reclass	Restated	As Reported	Reclass	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (in part):
Other long-term liabilities	$29,094	$(5,363)	$23,731	$26,974	$(3,022)	$23,952
Total long-term liabilities	445,739	(5,363)	440,376	310,389	(3,022)	307,367
Redeemable preferred stock (including accrued dividends)	—	80,363	80,363	—	78,022	78,022
Stockholders’ equity:
Preferred stock	1	(1)	—	1	(1)	—
Participation component of Series C preferred stock	750	(750)	—	750	(750)	—
Capital in excess of par value	78,349	(74,249)	4,100	78,349	(74,249)	4,100
Total stockholders’ equity (deficit)	62,079	(75,000)	(12,921)	76,499	(75,000)	1,499

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a.)	Exhibits
	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	Exhibit 32	Section 1350 Certifications

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