Form 10-Q/A
period 2003-06-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-11-03
CIK 1052163

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

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
Certification of CEO
Certification of CFO
Section 1350 Certifications

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

     This Form 10-Q/A is being filed to reflect the restated condensed balance sheets of Anchor Glass Container Corporation (“Anchor” or the “Company”) at June 30, 2003 and December 31, 2002, after determination that its Series C Preferred Stock, par value $.01 (the “Series C Preferred Stock”) should be classified as temporary equity. This restatement is limited solely to classifying:

(i)	the aggregate of $75.0 million of the Company’s Series C Preferred Stock from permanent stockholders’ equity and

(ii)	the related accrued dividends at June 30, 2003 and December 31, 2002 of $7.8 million and $3.0 million, respectively, from long-term liabilities to the temporary equity section of the balance sheet under the caption entitled Redeemable Preferred Stock.

     The restatement had no effect on the Company’s statements of operations, assets or cash flows. Furthermore, as described in the Use of Proceeds section of the Company’s 424(b)(1) prospectus filed with the Securities and Exchange Commission on September 25, 2003 in connection with the Company’s initial public offering that was consummated on September 30, 2003 (the “Equity Offering”), all of the Series C Preferred Stock was redeemed in full on September 30, 2003 with a portion of the net proceeds of the Equity Offering. Accordingly, the change in classification will have no effect on the Company’s balance sheet as of or following September 30, 2003. See Note 6 for additional information.

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

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED BALANCE SHEETS
(dollars in thousands)

	Reorganized Company

	June 30, 2003	December 31,
	(unaudited)	2002
	(restated)	(restated)

ASSETS
Current assets:
Cash and cash equivalents	$320	$351
Restricted cash	—	4,387
Accounts receivable	44,462	42,070
Inventories:
Raw materials and manufacturing supplies	23,918	22,796
Finished products	108,369	79,353
Other current assets	8,728	8,603

Total current assets	185,797	157,560
Property, plant and equipment, net	448,531	384,386
Other assets	14,601	6,815
Intangible assets	7,240	7,636

	$656,169	$556,397

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under revolving credit facility	$38,382	$47,413
Current maturities of long-term debt	9,057	8,315
Accounts payable	43,999	46,969
Accrued expenses	19,791	35,314
Accrued interest	13,755	5,167
Accrued compensation and employee benefits	25,551	26,331

Total current liabilities	150,535	169,509
Notes and long-term capital leases	315,496	182,433
Long-term obligation to PBGC	58,296	60,640

Total long-term debt	373,792	243,073
Long-term post-retirement liabilities	40,831	40,342
Other long-term liabilities	22,875	23,952

	437,498	307,367
Commitments and contingencies
Redeemable preferred stock (including accrued dividends)	82,773	78,022
Stockholders’ equity (deficit):
Common stock	900	900
Capital in excess of par value	4,100	4,100
Accumulated deficit	(20,534)	(3,691)
Accumulated other comprehensive income	897	190

	(14,637)	1,499

	$656,169	$556,397

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Reorganized Company	Predecessor Company

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(10,592)	$4,745
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	33,409	27,994
Write-off and amortization of financing fees	4,433	1,207
Other	210	(78)
Decrease in cash resulting from changes in assets and liabilities	(39,231)	(762)

	(11,771)	33,106
Cash flows from investing activities:
Expenditures for property, plant and equipment	(56,183)	(37,256)
Purchase of equipment under leases	(39,217)	—
Proceeds from sale of property, plant and equipment	10,414	3,112
Change in restricted cash	4,387	—
Payments for strategic alliances with customers	—	(1,266)
Other	(1,714)	(976)

	(82,313)	(36,386)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	—
Principal payments of long-term debt	(173,834)	(1,036)
Payment of capital lease obligations for assets purchased	(5,539)	—
Plan distributions to Series A preferred stock	(3,678)	—
Repurchase of warrants	(1,500)	—
Net repayments on revolving credit facility	(9,031)	—
Net draws on prior revolving credit facilities	—	4,233
Payment of financing fees	(12,365)	—

	94,053	3,197
Cash and cash equivalents:
Decrease in cash and cash equivalents	(31)	(83)
Balance, beginning of period	351	416

Balance, end of period	$320	$333

Supplemental noncash activities:
Non-cash equipment financing	$10,000	$—

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

	Reorganized Company		Predecessor Company

	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

Net income (loss), as reported	$(10,592)	$1,297	$4,745	$4,948
Add: Stock-based employee compensation expense included in reported net income (loss)	21	13	—	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(21)	(13)	(42)	(22)

Pro forma net income (loss)	$(10,592)	$1,297	$4,703	$4,926

Basic net income per share applicable to common stock
As reported			$0.12	$0.83

Pro forma			$0.12	$0.83

Diluted net income per share applicable to common stock
As reported			$0.12	$0.15

Pro forma			$0.12	$0.15

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

     Unpaid dividends on the Series C Participating Preferred Stock of $4,751 for the six months ended June 30, 2003 were accrued and included in redeemable preferred stock on the accompanying condensed balance sheet.

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

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

NOTE 6 – Restatement

     These financial statements include the restated condensed balance sheets of the Company at June 30, 2003 and December 31, 2002, after determination that its Series C Preferred Stock, par value $.01 (the “Series C Preferred Stock”) should be classified as temporary equity. This restatement is limited solely to classifying:

(i)	the aggregate of $75,000 of the Company’s Series C Preferred Stock from permanent stockholders’ equity and

(ii)	the related accrued dividends at June 30, 2003 and December 31, 2002 of $7,773 and $3,022, respectively, form long-term liabilities to the temporary equity section of the balance sheet under the caption entitled Redeemable Preferred Stock.

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

     The following table summarizes the impact of the restatement as of June 30, 2003 and December 31, 2002:

	June 30, 2003			December 31, 2002

	As Reported	Reclass	Restated	As Reported	Reclass	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (in part):
Other long-term liabilities	$30,648	$(7,773)	$22,875	$26,974	$(3,022)	$23,952
Total long-term liabilities	445,271	(7,773)	437,498	310,389	(3,022)	307,367
Redeemable preferred stock (including accrued dividends)	—	82,773	82,773	—	78,022	78,022
Stockholders’ equity:
Preferred stock	1	(1)	—	1	(1)	—
Participation component of Series C preferred stock	750	(750)	—	750	(750)	—
Capital in excess of par value	78,349	(74,249)	4,100	78,349	(74,249)	4,100
Total stockholders’ equity (deficit)	60,363	(75,000)	(14,637)	76,499	(75,000)	1,499

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a.)	Exhibits
	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	Exhibit 32	Section 1350 Certifications

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