Form 10-Q
period 2003-09-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2003-11-03
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ANCHOR GLASS CONTAINER CORPORATION

(Exact name of registrant as specified in its charter)

0-23359

Commission file number

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Anchor Glass Container Corporation, common stock, $.10 par value,

24,507,343 shares at October 31, 2003

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

INDEX

Page No.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Statements of Operations and Comprehensive Income (Loss) - Nine Months Ended September 30, 2003, One Month Ended September 30, 2002 (Reorganized Company) and Eight Months Ended August 31, 2002 (Predecessor Company)	3
Condensed Statements of Operations and Comprehensive Income (Loss) - Three Months Ended September 30, 2003, One Month Ended September 30, 2002 (Reorganized Company) and Two Months Ended August 31, 2002 (Predecessor Company)	4
Condensed Balance Sheets - September 30, 2003 and December 31, 2002-restated (Reorganized Company)	5
Condensed Statements of Cash Flows - Nine Months Ended September 30, 2003, One Month Ended September 30, 2002 (Reorganized Company) and Eight Months Ended August 31, 2002 (Predecessor Company)	6
Condensed Statement of Stockholders’ Equity - Nine Months Ended September 30, 2003 (Reorganized Company)	7
Notes to Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II - OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 2. Changes in Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

			Predecessor
	Reorganized Company		Company

	Nine Months	One Month	Eight Months
	Ended	Ended	Ended
	September 30,	September 30,	August 30,
	2003	2002	2002

Net sales	$542,771	$54,480	$504,195
Costs and expenses:
Cost of products sold	499,301	50,447	451,619
Selling and administrative expenses	20,093	1,942	19,262
Restructuring, net	—	—	(395)

Income from operations	23,377	2,091	33,709
Reorganization items, net	—	—	47,389
Other income (expense), net	(1,416)	445	673
Interest expense (eight months ended August 31, 2002 contractual interest of $19,800)	(36,805)	(2,571)	(17,948)

Net income (loss)	$(14,844)	$(35)	$63,823

Series C preferred stock dividends	$(7,262)	$(750)

Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption	$(38,118)	$—	$—

Series A and B preferred stock dividends (eight months ended August 31, 2002 contractual dividends of $9,371)			$(4,100)

Income (loss) applicable to common stock	$(60,224)	$(785)	$59,723

Basic net income (loss) per share applicable to common stock	$(4.40)	$(0.06)	$11.37

Basic weighted average number of common shares outstanding	13,673,557	13,499,995	5,251,356

Diluted net income (loss) per share applicable to common stock	$(4.40)	$(0.06)	$1.89

Diluted weighted average number of common shares outstanding	13,673,557	13,499,995	33,805,651

Comprehensive income (loss):
Net income (loss)	$(14,844)	$(35)	$63,823
Other comprehensive income (loss):
Derivative income (loss)	(434)	341	531

Comprehensive income (loss)	$(15,278)	$306	$64,354

     See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

			Predecessor
	Reorganized Company		Company

	Three Months	One Month	Two Months
	Ended	Ended	Ended
	September 30,	September 30,	August 30,
	2003	2002	2002

Net sales	$193,546	$54,480	$125,935
Costs and expenses:
Cost of products sold	178,312	50,447	110,948
Selling and administrative expenses	6,627	1,942	4,038
Restructuring, net	—	—	(1,824)

Income from operations	8,607	2,091	12,773
Reorganization items, net	—	—	50,089
Other income (expense), net	(1,192)	445	190
Interest expense (two months ended August 31, 2002 contractual interest of $4,789)	(11,667)	(2,571)	(3,974)

Net income (loss)	$(4,252)	$(35)	$59,078

Series C preferred stock dividends	$(2,511)	$(750)

Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption	$(38,118)	$—	$—

Series A and B preferred stock dividends (two months ended August 31, 2002 contractual dividends of $2,343)			$—

Income (loss) applicable to common stock	$(44,881)	$(785)	$59,078

Basic net income (loss) per share applicable to common stock	$(3.20)	$(0.06)	$11.25

Basic weighted average number of common shares outstanding	14,015,021	13,499,995	5,251,356

Diluted net income (loss) per share applicable to common stock	$(3.20)	$(0.06)	$1.75

Diluted weighted average number of common shares outstanding	14,015,021	13,499,995	33,805,651

Comprehensive income (loss):
Net income (loss)	$(4,252)	$(35)	$59,078
Other comprehensive income (loss):
Derivative income (loss)	(1,141)	341	—

Comprehensive income (loss)	$(5,393)	$306	$59,078

     See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED BALANCE SHEETS
(dollars in thousands)

	Reorganized Company

	September 30, 2003	December 31, 2002
	(unaudited)	(restated)

ASSETS
Current assets:
Cash and cash equivalents	$14,852	$351
Restricted cash	—	4,387
Accounts receivable	48,336	42,070
Inventories:
Raw materials and manufacturing supplies	28,011	22,796
Finished products	102,119	79,353
Other current assets	8,915	8,603

Total current assets	202,233	157,560
Property, plant and equipment, net	455,082	384,386
Other assets	14,760	6,815
Intangible assets	7,042	7,636

	$679,117	$556,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$47,413
Current maturities of long-term debt	9,122	8,315
Accounts payable	39,835	46,969
Accrued expenses	20,818	35,314
Accrued interest	5,439	5,167
Accrued compensation and employee benefits	27,375	26,331

Total current liabilities	102,589	169,509
Notes and long-term capital leases	368,158	182,433
Long-term obligation to PBGC	57,084	60,640

Total long-term debt	425,242	243,073
Long-term post-retirement liabilities	40,064	40,342
Other long-term liabilities	22,763	23,952

	488,069	307,367
Commitments and contingencies
Redeemable preferred stock (including accrued dividends)	—	78,022
Stockholders’ equity:
Common stock	2,338	1,350
Capital in excess of par value	113,662	3,650
Accumulated deficit	(27,297)	(3,691)
Accumulated other comprehensive income (loss)	(244)	190

	88,459	1,499

	$679,117	$556,397

     See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

			Predecessor
	Reorganized Company		Company

	Nine Months	One Month	Eight Months
	Ended	Ended	Ended
	September 30,	September 30,	August 30,
	2003	2002	2002

Cash flows from operating activities:
Net income (loss)	$(14,844)	$(35)	$63,823
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	51,716	4,653	35,721
Write-off and amortization of financing fees	4,846	153	1,609
Restructuring, net	—	—	(395)
Reorganization items, net	—	—	(47,389)
Restructuring and reorganization payments	—	(1,455)	(4,835)
Other	239	458	(239)
Increase (decrease) in cash resulting from changes in assets and liabilities	(52,704)	6,203	4,819

	(10,747)	9,977	53,114
Cash flows from investing activities:
Expenditures for property, plant and equipment	(80,437)	(5,448)	(42,654)
Purchase of equipment under leases	(39,217)	—	—
Proceeds from sale of property, plant and equipment	10,590	—	47
Change in restricted cash	4,387	343	(5,935)
Other	(2,391)	(119)	(1,001)

	(107,068)	(5,224)	(49,543)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	353,750	—	20,000
Principal payments of long-term debt	(176,004)	(157)	(51,416)
Proceeds from the issuance of preferred stock	—	—	75,000
Proceeds from the issuance of common stock	111,000	—	5,000
Redemption of Series C preferred stock, including dividends	(85,284)	—	—
Payment of capital lease obligations for assets purchased	(5,539)	—	—
Payment made under the PBGC Agreement	—	—	(20,750)
Plan distributions to Series A preferred stock	(3,680)	(17,040)	—
Repurchase of warrants	(1,500)	—	—
Restructuring and reorganization payments	—	(1,056)	(10,727)
Net repayments on revolving credit facility	(47,413)	13,559	31,596
Net draws on prior revolving credit facilities	—	—	(50,981)
Payment of financing fees	(13,014)	(80)	(1,400)

	132,316	(4,774)	(3,678)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	14,501	(21)	(107)
Balance, beginning of period	351	309	416

Balance, end of period	$14,852	$288	$309

Supplemental noncash activities:
Non-cash redemption of Series C preferred stock	$38,118	$—	$—

Non-cash equipment financing	$10,000	$—	$—

     See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

				Accumulated
		Capital		other	Total
		in excess	Accumulated	comprehensive	stockholders’
	Common stock	of par value	deficit	income (loss)	equity

Reorganized Company
Balance, January 1, 2003 (restated)	$1,350	$3,650	$(3,691)	$190	$1,499
Repurchase warrants	—	—	(1,500)	—	(1,500)
Dividends accrued on Series C preferred stock	—	—	(7,262)	—	(7,262)
Issuance of 7,500,000 shares of common stock in the initial public offering	750	110,250	—	—	111,000
Redemption of Series C preferred stock	—	(38,118)	—	—	(38,118)
Issuance of 2,382,348 shares of common stock in redemption of Series C preferred stock	238	37,880	—	—	38,118
Net loss	—	—	(14,844)	—	(14,844)
Derivative loss	—	—	—	(434)	(434)

Balance, September 30, 2003	$2,338	$113,662	$(27,297)	$(244)	$88,459

     See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

NOTE 1 – Basis of Presentation

     Organization of the Company

          On August 30, 2002, Anchor Glass Container Corporation (“Anchor” or the “Company”), a Delaware corporation, completed a restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code. Certain investment funds and managed accounts affiliated with Cerberus Capital Management, L.P. (“Cerberus”) acquired all of the outstanding capital stock of Anchor through their investment in Anchor Glass Container Holding L.L.C. (“AGC Holding”), a Delaware limited liability company formed in August 2002. On September 18, 2003, AGC Holding, the former parent company of Anchor, was dissolved and the Anchor securities held by AGC Holding were distributed to its members.

     Condensed Financial Statements

          In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for all interim periods presented.

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

NOTE 2 – Initial Public Offering

          On September 30, 2003, the Company consummated an initial public offering of 7,500,000 shares of its common stock, par value $.10 per share, at the initial public offering price of $16.00 per share (the “Equity Offering”). On October 8, 2003, the underwriters for the Equity Offering exercised an option to purchase 1,125,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering and a related closing was held on October 14, 2003. The Company received net proceeds from the Equity Offering of approximately $127,830 (including proceeds of $16,830 from the exercise of the over-allotment option).

          Net proceeds of the Equity Offering of approximately $85,284 were used to redeem all of the Series C Participating Preferred Stock, par value $.01 (the “Series C Preferred Stock”). The redemption price of the Series C Participating Preferred Stock was equal to the sum of (i) $1,000 per share ($75,000) plus all accrued and unpaid dividends computed to the date of redemption ($10,284) and (ii) 15% of the fair market value of all of the outstanding shares of common stock. The portion of the redemption price

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

specified in clause (ii) of the preceding sentence was paid through the issuance of 2,382,348 shares of common stock (valued at $38,118 based on the initial public offering price of $16.00 per share). The remainder of the net proceeds of the Equity Offering will be used to fund working capital and for general corporate purposes. Pending application of these net proceeds, advances outstanding under Anchor’s Revolving Credit Facility were paid down and the excess funds were invested in short term U.S. government securities.

          In connection with the Equity Offering, the Company executed a three for two split on September 23, 2003, with no change in par value, of its common stock issued and outstanding as of, and subsequent to, August 31, 2002. All share and per share amounts in the accompanying financial statements have been restated to give effect to this stock split.

          Also effective September 23, 2003, the authorized capital stock of Anchor consists of 60,000,000 shares of common stock, par value $.10 per share and 20,000,000 shares of preferred stock, par value $.01 per share.

          As of September 30, 2003, certain investment funds and managed accounts affiliated with Cerberus own approximately 64.8% of the outstanding common stock of Anchor (61.8% following the exercise of the over-allotment option).

NOTE 3 – Senior Secured Notes

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

          The Company entered into a registration rights agreement on February 7, 2003, under which the Company was required to register with the Securities and Exchange Commission new Senior Secured Notes, having substantially identical terms as the Senior Secured Notes and commenced a related exchange offer for the old Senior Secured Notes. On August 5, 2003, the Company completed an exchange offer with respect to $298.8 million of Senior Secured Notes tendered in the exchange offer, for a like principal amount of new Senior Secured Notes, identical in all material respects to the Senior Secured Notes, except that the new Senior Secured Notes do not bear legends restricting the transfer thereof.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

          On August 5, 2003, the Company completed an additional offering of 11% Senior Secured Notes due 2013, aggregate principal amount of $50.0 million (the “Additional Notes”). Proceeds from the issuance of the Additional Notes, net of fees, were approximately $53,400. The Additional Notes were issued at an issue price of 107.5% of their principal amount. The Additional Notes were issued under the same Indenture as the Senior Secured Notes, as supplemented by a first supplemental indenture, dated August 5, 2003, and their terms are identical in all material respects to the Senior Secured Notes, except that the Additional Notes currently are subject to certain restrictions on transfer. No less than 75% of the net proceeds from the issuance of the Additional Notes will be used to finance improvements to the collateral securing the Senior Secured Notes and the Additional Notes or to refinance indebtedness incurred by the Company to finance improvements to the collateral, in each case in compliance with the Indenture. Pending application of such proceeds, a portion of the net proceeds were used to pay down advances outstanding under the Revolving Credit Facility of approximately $49,700. Any portion of the net proceeds not so used as provided for above will be used for general corporate purposes.

          The Company entered into a registration rights agreement on August 5, 2003 with respect to the Additional Notes. Under this agreement, the Company is required to file a registration statement for notes having substantially identical terms as the Additional Notes by November 3, 2003, have the registration statement declared effective by January 2, 2004 and consummate the related exchange by February 1, 2004. Although not contractually obligated to do so, the Company will also offer for exchange, approximately $1.2 million of Senior Secured Notes that were not exchanged in the exchange offer that was consummated on August 5, 2003.

          Interest on the $350,000 aggregate principal amount of Senior Secured Notes accrues at 11% per annum and is payable semiannually on each February 15 and August 15 to registered holders of the Senior Secured Notes at the close of business on the February 1 and August 1 immediately preceding the applicable interest payment date.

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

NOTE 4 – Equity Incentive Plan

          In 2002, the Board of Directors of Anchor (the “Board”) approved an Equity Incentive Plan, designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals, covering employees, directors and consultants. The plan provides for the grant of nonqualified stock options and incentive stock options for shares of Anchor common stock and restricted stock to participants of the plan selected by the Board or a committee of the Board (the “Administrator”). Effective January 9, 2003, the Administrator granted a total of 337,500 non-qualified stock options to selected participants. On September 30, 2003, all unvested awards under the January 9, 2003 grant became immediately exercisable upon the consummation of the Equity Offering.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

          Effective September 30, 2003, the Administrator granted a total of 472,503 non-qualified stock options to selected participants. The terms and conditions of awards, as determined by the Administrator, are as follows: 50% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50% of the option grant vests in three tranches of equal amounts on the first, second and third anniversary of the grant date if the Company attains certain performance targets established by the Administrator.

          In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation under SFAS 123 by applying the prospective method of accounting, under which the Company applies the recognition provisions to all employee awards granted after the beginning of 2003. The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method had been applied to all outstanding awards in each period:

			Predecessor			Predecessor
	Reorganized Company		Company	Reorganized Company		Company

	Nine Months	One Month	Eight Months	Three Months	One Month	Two Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	August 31,	September 30,	September 30,	August 31,
	2003	2002	2002	2003	2002	2002

Reported net income (loss)	$(14,844)	$(35)	$63,823	$(4,252)	$(35)	$59,078
Add: Stock-based employee compensation expense included in reported net income (loss)	135	—	—	114	—	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(135)	—	(56)	(114)	—	(14)

Pro forma net income (loss)	$(14,844)	$(35)	$63,767	$(4,252)	$(35)	$59,064

Basic net income (loss) per share applicable to common stock
As reported	$(4.40)	$(0.06)	$11.37	$(3.20)	$(0.06)	$11.25

Pro forma	$(4.40)	$(0.06)	$11.36	$(3.20)	$(0.06)	$11.25

Diluted net income (loss) per share applicable to common stock
As reported	$(4.40)	$(0.06)	$1.89	$(3.20)	$(0.06)	$1.75

Pro forma	$(4.40)	$(0.06)	$1.89	$(3.20)	$(0.06)	$1.75

     Salaried employees of the Company participated in an incentive stock option plan of Anchor’s former indirect parent. These options, which have been cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees, in accounting for these options in the eight months and two months ended August 31, 2002.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

NOTE 5 - Income (Loss) per Share

          Basic and diluted net income (loss) per common share was computed by dividing income (loss) applicable to common stock by the weighted-average number of common shares and contingently issuable shares outstanding during the period. Warrants outstanding in the eight and two months ended August 31, 2002 were contingently issuable shares as the stock underlying the warrants were issuable for no additional consideration and the conditions necessary for share exercise had been met. A total of 810,003 stock options currently outstanding were not included in the calculation of diluted net income (loss) per share, as the effect of such options is antidilutive.

          The computation of basic and diluted net income (loss) per share is as follows (dollars in thousands, except per share data):

			Predecessor
	Reorganized Company		Company

	Nine Months	One Month	Eight Months
	Ended	Ended	Ended
	September 30,	September 30,	August 31,
	2003	2002	2002

Basic net income (loss) per share:
Net income (loss)	$(14,844)	$(35)	$63,823
Series C Preferred Stock dividends	(7,262)	(750)	—
Series A and B Preferred Stock dividends	—	—	(4,100)
Excess fair value of consideration transferred over carrying value of Series C Preferred Stock upon redemption	(38,118)	—	—

Income (loss) applicable to common stock	$(60,224)	$(785)	$59,723

Divided by the sum of:
Weighted average shares outstanding	13,673,557	13,499,995	3,357,825
Weighted average warrants outstanding	—	—	1,893,531

	13,673,557	13,499,995	5,251,356

Basic net income (loss) per share applicable to common stock	$(4.40)	$(0.06)	$11.37

Diluted net income (loss) per share:
Income (loss) applicable to common stock	$(60,224)	$(785)	$59,723
Effect of dilutive securities – Dividends on Series A and B preferred stock	—	—	4,100

	$(60,224)	$(785)	$63,823

Divided by the sum of:
Weighted average shares outstanding	13,673,557	13,449,995	3,357,825
Weighted average warrants outstanding	—	—	1,893,531
Dilutive potential common shares – Series A and B preferred stock	—	—	28,554,295

	13,673,557	13,449,995	33,805,651

Diluted net income (loss) per share applicable to common stock	$(4.40)	$(0.06)	$1.89

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Predecessor
	Reorganized Company		Company

	Three Months	One Month	Two Months
	Ended	Ended	Ended
	September 30,	September 30,	August 31,
	2003	2002	2002

Basic net income (loss) per share:
Net income (loss)	$(4,252)	$(35)	$59,078
Series C Preferred Stock dividends	(2,511)	(750)	—
Series A and B Preferred Stock dividends	—	—	—
Excess fair value of consideration transferred over carrying value of Series C Preferred Stock upon redemption	(38,118)	—	—

Income (loss) applicable to common stock	$(44,881)	$(785)	$59,078

Divided by the sum of:
Weighted average shares outstanding	14,015,021	13,499,995	3,357,825
Weighted average warrants outstanding	—	—	1,893,531

	14,015,021	13,499,995	5,251,356

Basic net income (loss) per share applicable to common stock	$(3.20)	$(0.06)	$11.37

Diluted net income (loss) per share:
Income (loss) applicable to common stock	$(44,881)	$(785)	$59,078
Effect of dilutive securities – Dividends on Series A and B preferred stock	—	—	—

	$(44,881)	$(785)	$59,078

Divided by the sum of:
Weighted average shares outstanding	14,015,021	13,449,995	3,357,825
Weighted average warrants outstanding	—	—	1,893,531
Dilutive potential common shares – Series A and B preferred stock	—	—	28,554,295

	14,015,021	13,449,995	33,805,651

Diluted net income (loss) per share applicable to common stock	$(3.20)	$(0.06)	$1.75

          In a redemption of preferred stock, the excess of the fair value of the consideration transferred to the holders of preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. Upon the redemption of the Series C Preferred Stock, the excess consideration (2,382,348 shares of common stock valued at $16.00 per share, or $38,118) was deducted in the calculation of income (loss) applicable to common stock in the computation of basic and diluted net income (loss) per share, representing $(2.78) and $(2.72) per share for the nine and three months ended September 30, 2003.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

NOTE 6 – Commitments and Contingencies

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

NOTE 7 – Restatement

          These financial statements include a restated condensed balance sheet of the Company at December 31, 2002, after determination that its Series C Preferred Stock should be classified as temporary equity. This restatement is limited solely to classifying:

(i)	the aggregate of $75,000 of the Company’s Series C Preferred Stock from permanent stockholders’ equity and

(ii)	the related accrued dividends of $3,022 from long-term liabilities to the temporary equity section of the balance sheet under the caption entitled Redeemable Preferred Stock.

          The restatement had no effect on the Company’s statements of operations, income (loss) per share, assets or cash flows. Furthermore, as described in Note 2, all of the Series C Preferred Stock was redeemed in full on September 30, 2003 with a portion of the net proceeds of the Equity Offering. Accordingly, the change in classification has no effect on the Company’s balance sheet as of or following September 30, 2003.

          The following table summarizes the impact of the restatement as of December 31, 2002:

	December 31, 2002

	As
	Reported	Reclass	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY (in part):
Other long-term liabilities	$26,974	$(3,022)	$23,952
Total long-term liabilities	310,389	(3,022)	307,367
Redeemable preferred stock (including accrued dividends)	—	78,022	78,022
Stockholders’ equity:
Preferred stock	1	(1)	—
Participation component of Series C preferred stock	750	(750)	—
Capital in excess of par value	77,899	(74,249)	3,650
Total stockholders’ equity	76,499	(75,000)	1,499

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

     Initial Public Offering

          On September 30, 2003, the Company consummated an initial public offering of 7,500,000 shares of its common stock, par value $.10 per share, at the initial public offering price of $16.00 per share. On October 8, 2003, the underwriters for the Equity Offering exercised an option to purchase 1,125,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering and a related closing was held on October 14, 2003. The Company received net proceeds from the Equity Offering of approximately $127.8 million (including proceeds of approximately $16.8 million from the exercise of the over-allotment option).

          Of the net proceeds of the Equity Offering, approximately $85.3 million were used to redeem all of the Series C Participating Preferred Stock, par value $.01. The redemption price of the Series C Preferred Stock was equal to the sum of (i) $1,000 per share ($75.0 million) plus all accrued and unpaid dividends computed to the date of redemption ($10.3 million) and (ii) 15% of the fair market value of all of the outstanding shares of common stock. The portion of the redemption price specified in clause (ii) of the preceding sentence was paid through the issuance of 2,382,348 shares of common stock (valued at $38.1 million based on the initial public offering price of $16.00 per share). The remainder of the net proceeds will be used to fund working capital and for general corporate purposes. Pending application of these net proceeds, advances outstanding under Anchor’s Revolving Credit Facility were paid down and the excess funds were invested in short term U.S. government securities.

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

          On August 5, 2003, the Company completed an additional offering of the Additional Notes. Proceeds from the issuance of the Additional Notes, net of fees, were approximately $53.4 million. The Additional Notes were issued at an issue price of 107.5% of their principal amount. The Additional Notes were issued under the same Indenture as the Senior Secured Notes, as supplemented by a first supplemental indenture, dated August 5, 2003, and their terms are identical in all material respects to the Senior Secured Notes, except that the Additional Notes currently are subject to certain restrictions on transfer.

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

          The Company entered into a registration rights agreement on August 5, 2003 with respect to the Additional Notes. Under this agreement, the Company is required to file a registration statement for notes having substantially identical terms as the Additional Notes by November 3, 2003, have the registration statement declared effective by January 2, 2004 and consummate the related exchange by February 1, 2004. Although not contractually obligated to do so, the Company will also offer for exchange, approximately $1.2 million of Senior Secured Notes issued February 7, 2003, that were not exchanged in the exchange offer that was consummated on August 5, 2003.

     Reorganization

          On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 reorganization (the “Reorganization”). As part of this Reorganization, Cerberus, through certain Cerberus-affiliated funds and managed accounts, invested $80.0 million of new equity capital into Anchor, acquiring 100% of Anchor’s Series C Preferred Stock for $75.0 million and 100% of Anchor’s common stock for $5.0 million. In addition, Anchor arranged for a $20.0 million Term Loan from Ableco Finance LLC. In connection with the restructuring, Anchor also put in place a new $100.0 million Revolving Credit Facility. In addition, Anchor settled various lawsuits, eliminated certain related party claims and contracts and entered into an agreement with the PBGC settling Anchor’s outstanding pension liability (the “PBGC Agreement”). The Term Loan was subsequently repaid with a portion of the proceeds from the offering of the Senior Secured Notes. The Series C Preferred Stock was redeemed in full with a portion of the proceeds of the Equity Offering.

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

Results of Operations

          Results for nine months ended September 30, 2002 contain two different bases of accounting and, consequently, after giving effect to the reorganization and fresh start adjustments, the historical financial statements of the Reorganized Company are not comparable to those of the Predecessor Company and have been separately disclosed.

          Net sales. Net sales for the third quarter of 2003 were $193.5 million compared to net sales of $180.4 million for the periods comprising the third quarter of 2002, an increase of $13.1 million, or 7.3%. This increase is principally the result of an increase in unit shipments of 7.0%, primarily in the beer product line.

          Net sales for the first nine months of 2003 were $542.8 million compared to net sales of $558.7 million for the periods comprising the first nine months of 2002. The decrease in net sales of approximately $15.9 million, or 2.8%, was principally the result of a decrease in unit shipments of approximately 4.1% in the nine months ended September 30, 2003 as compared with the periods comprising the first nine months of 2002, offset by certain price increases. The Company believes that the negative impact on sales in the early months of 2003 was due to the softness in the economy, the effect of the military action against Iraq and the harsh weather conditions experienced during the winter and spring in certain parts of the United States.

          Cost of products sold. The Company’s cost of products sold in the third quarter and the first nine months of 2003 was $178.3 million and $499.3 million, respectively (or 92.1% and 92.0% of net sales), while the cost of products sold for the periods comprising the third quarter and the first nine months of 2002 was $161.4 million and $502.1 million, respectively (or 89.5% and 89.9% of net sales). This decline in margin in 2003 principally was due to the increase in the cost of natural gas, the principal fuel for manufacturing glass, of approximately $4.4 million (2.3% of net sales) and $15.1 million (2.8% of net sales), respectively, in the three months and nine months ended September 30, 2003, as compared with the periods comprising the third quarter and the first nine months of 2002. The Company also incurred costs associated with downtime during the capital improvement project at the Warner Robins, Georgia facility in the third quarter of 2003 and at the Henryetta, Oklahoma facility in the first quarter of 2003. In the first quarter of 2002, the Company incurred costs associated with downtime during the modernization project at the Elmira, New York facility. In addition, margin was impacted by cost increases, especially for depreciation, offset by additional manufacturing efficiencies due to the Company’s cost reduction efforts and by reduced operating lease expense of approximately $7.2 million in the nine months ended September 30, 2003 as a result of the buyout of certain equipment leases.

          Selling and administrative expenses. Selling and administrative expenses for the three months and nine months ended September 30, 2003 were $6.6 million and $20.1 million, respectively, or 3.4% and 3.7% of net sales, while selling and administrative expenses for the periods comprising the third quarter and the first nine months of 2002 were $6.0 million and $21.2 million, respectively, or 3.3% and 3.8% of net sales. The year to date decline in selling and administrative expenses resulted from lower personnel and benefit costs incurred in the first nine months of 2003 as compared with the first nine months of 2002. Excluding the effect of restructuring related adjustments in the 2002 third quarter period, selling and administrative expenses declined in the third quarter of 2003.

          Restructuring, net and Reorganization items, net. On August 30, 2002, the effective date of the plan of reorganization, the Company adopted fresh start reporting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The adoption of fresh start reporting results in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. Reorganization costs for the eight months ended August 31, 2002 consisted of a net gain for fresh start adjustments of $49.9 million and expenses incurred in the Chapter 11 proceedings of $2.5 million.

          On August 30, 2002, the Company completed the Reorganization and recorded a net gain for restructuring of $0.4 million during the eight months ended August 31, 2002. The significant components of this net gain include: professional fees—$10.1 million; direct costs of the restructuring—$7.9 million; first mortgage note holder consent fee—$5.6 million; monetization of assets—$4.5 million; other fees—$3.9 million; net cost of derivative settlement—$0.2 million; retiree benefit plan modification—($24.4 million); and adjustment to pension liabilities—($8.2 million).

          No comparable costs were incurred in 2003.

          Interest expense. Interest expense for the third quarter of 2003 was $11.7 million compared to $6.5 million for the periods comprising the third quarter of 2002, an increase of $5.2 million. Interest expense for the first nine months of 2003 was $36.8 million compared to $20.5 million for the periods comprising the first nine of 2002, an increase of $16.3 million. Interest expense related to the Senior Secured Notes in 2003 increased $11.1 million, as compared with interest expense related to the First Mortgage Notes in 2002. A noncash write-off of approximately $3.6 million, for deferred fees related to debt repaid with proceeds from the issuance of the Senior Secured Notes, together with payments of $0.3 million for the Term Loan prepayment penalty and $0.4 million for the consent fee paid to the First Mortgage Note holders were included in interest expense in 2003 and totaled $4.3 million. Under the PBGC Agreement entered into on August 30, 2002, interest was incurred for the full nine months ended

September 30, 2003 as compared to the one month ended September 30, 2002, an increase of approximately $3.7 million. Interest expense in 2002, not recurring in 2003, included a $1.6 million accrual of interest on the 9.875% Senior Notes due 2008, aggregate principal amount of $50.0 million (the “Senior Notes”). The Senior Notes were repaid on August 30, 2002 and the related unpaid interest was reversed through a credit to reorganization items, net in August 2002. The overall increase in interest expense was also partially offset by lower average interest rates and lower average borrowings outstanding under the Company’s Revolving Credit Facility in 2003.

          Net income (loss). The Company recorded a net loss of $4.2 million for the third quarter of 2003 and a net loss of $14.8 million in the first nine months of 2003. The Company recorded net income of $59.0 million and $63.8 million in the periods comprising the third quarter and nine months ended September 30, 2002. The restructuring and reorganization items in the periods comprising the nine months ended September 30, 2002 were $47.8 million, leaving income of $16.0 million attributable to all other operations.

          The decline in earnings for the first nine months of 2003 was primarily due to the increase in the cost of natural gas, higher interest expense (including a charge in the first quarter of 2003 of $4.3 million for the write-off of deferred fees for debt repaid with proceeds from the Senior Secured Notes and other related payments) and lower sales volumes during the period, offset by an improvement in earnings as a result of cost reductions due to manufacturing efficiencies, certain price increases and lower operating lease expenses.

Liquidity and Capital Resources

          The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility. The Company believes that cash flows from operating activities, combined with proceeds of the Equity Offering, proceeds from the issuance of the Additional Notes and available borrowings under the Revolving Credit Facility will be sufficient to support its operations and liquidity requirements for the foreseeable future, although the Company cannot be assured that this will be the case. Peak operating needs are in the spring, at which time working capital borrowings are significantly higher than at other times of the year.

     Cash Flows

          Operating Activities. Operating activities consumed $10.7 million in cash in the first nine months of 2003, as compared to cash provided of $10.0 million and $53.1 million, respectively, in the one month ended September 30, 2002 and the eight months ended August 31, 2002. This increase in cash consumed reflects the decline in earnings, before consideration of restructuring and reorganization items, of approximately $30.8 million and changes in working capital items. Inventory levels increased approximately $28.0 million and current liabilities declined approximately $22.4 million from year-end 2002 levels. Although the Company has historically built inventory in the first quarter of the year, it built slightly higher than normal inventory levels in the first and second quarters of 2003 as a result of the lower shipment volume in the first half of 2003 caused by the effects of the temporary softness in the economy and winter weather. In addition, as a result of higher natural gas prices, net cash outlays for natural gas purchases in the nine months ended September 30, 2003 increased approximately $15.1 million as compared to the same period of 2002. Furthermore, interest payments in the first nine months of 2003 were approximately $31.7 million, as compared to approximately $12.2 million in the periods comprising the first nine months of 2002.

          Investing Activities. Cash consumed in investing activities was $107.1 million ($80.4 million of capital expenditures) in the first nine months of 2003, as compared to $54.8 million ($48.1 million of capital expenditures) for the periods comprising the first nine months of 2002. The Company has recently completed several projects to expand and improve overall productive capacity, including

•	in the third quarter of 2003, a $27.5 million project at its Warner Robins, Georgia facility, including approximately $10.7 million of betterment investment;

•	in the first quarter of 2003, a $28.0 million project at its Henryetta, Oklahoma facility, including approximately $13.4 million of betterment investment; and

•	in the first quarter of 2002, an investment of approximately $16.6 million and completion of the $31.0 million modernization project at its Elmira, New York facility.

          In the first quarter of 2003, the Company used approximately $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder (of which approximately $39.2 million is included in investing activities and approximately $5.5 million is included in financing activities). In addition, the Company financed $10.0 million of equipment under its master lease agreement.

          Financing Activities. Net cash provided for financing activities was $132.3 million in the nine months ended September 30, 2003. The net financing activities in 2003 principally reflects the net proceeds of the Equity Offering of $111.0 million (the proceeds of the over-allotment option being received in October 2003) and the use of proceeds for the cash redemption of the Series C Preferred Stock of $85.2 million, the proceeds of the offering of the Additional Notes of $53.4 million, and the proceeds of the offering of $300.0 million of Senior Secured Notes and repayment of the First Mortgage Notes and the Term Loan.

          On August 30, 2002, pursuant to the PBGC Agreement, Anchor granted the PBGC a warrant for the purchase of 711,000 shares of its common stock. In June 2003, the Company repurchased all of the outstanding warrants held by the PBGC for a negotiated price of $1.5 million.

     Debt and Other Contractual Obligations

          On February 7, 2003, the Company completed an offering of 11% Senior Secured Notes. On August 5, 2003, the Company completed an additional offering of 11% Senior Secured Notes. See “–Overview—Senior Secured Notes Offering”.

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

          In August 2002, in connection with the Reorganization, the Company entered into a ten-year payment obligation under the PBGC Agreement. The Company is required to make monthly payments to the PBGC in the amount of $833,333.33. The present value of this obligation was approximately $61.8 million at September 30, 2003.

          As of October 24, 2003, there were no advances outstanding under the Revolving Credit Facility, borrowing availability was approximately $81.7 million and outstanding letters of credit on this facility were approximately $7.6 million.

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

          In the fourth quarter of 2003, the Company expects cash outlays of approximately $27 million for capital expenditures, approximately $2.9 million for payments under its capital and operating leases and $2.5 million for payments under the PBGC Agreement.

          In addition to the above, the Company is obligated to pay approximately $3.9 million annually related to its post-retirement benefit plan and approximately $5.2 million annually to multiemployer plans for the future service benefits of its hourly employees.

     Capital Expenditures

          Capital expenditures were approximately $80.4 million in the first nine months of 2003 and are expected to total approximately $108 million in 2003 and $55 million in 2004. The capital expenditures in the remainder of 2003 include capital improvement projects at the Company’s Salem, New Jersey and Lawrenceburg, Indiana facilities. The Company’s principal sources of liquidity for funding of the remaining 2003 and 2004 capital expenditures are expected to be from the proceeds of the issuance of the Additional Notes, funds derived from operations and borrowings under the Revolving Credit Facility.

     Off-Balance Sheet Arrangements

          Except for operating lease commitments (approximately $4.0 million annually), the Company is not party to any off-balance sheet arrangements.

Impact of Inflation

          The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on these cost increases to its customers for several years, although the Company did realize some price increases in 2001 and 2002, primarily due to the abnormally high energy costs experienced in 2001. Since 2002, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. From January through October of 2003, natural gas prices have closed between $4.430 and $9.133 per MMBTU with the high being in March 2003 and the low being October 2003. A material increase in the price of natural gas would have a material adverse effect on the Company’s results of operations and financial condition.

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

New Accounting Standards

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement for FIN 45 should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation did not have a significant effect on the Company’s financial position or results of operations.

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46—Consolidation of Variable Interest Entities (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights. The adoption of this interpretation did not impact the Company’s financial position or results of operations.

          In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150—Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not impact the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin. The applicable margin was fixed through February 2003, and thereafter became a fixed spread based on the Company’s level of excess availability. A change in interest rates under the Revolving Credit Facility could adversely impact results of operations. A 10 percent fluctuation in the market rate of interest would impact annual interest expense by approximately $0.2 million, based on average borrowings outstanding during 2003. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments.

          Less than 1% of the Company’s net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant. Through the purchase of natural gas futures, the Company has hedged certain of its estimated natural gas purchases, typically over a period of six to twelve months, although the Company currently has hedges in place extending through December 2004. The Company does not enter into such hedging transactions for speculative trading purposes but rather to lock in energy prices. Also, the Company has entered into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

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

          None.

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          On September 11, 2003, in connection with the Equity Offering, the holders of a majority of the Company’s common stock approved a charter amendment increasing the outstanding capital stock of the Company by effecting a three for two stock split of the common stock.

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

Current Report on Form 8-K dated September 25, 2003 and filed September 25, 2003 pursuant to Item 5, filing as an exhibit, a press release regarding the announcement that the Company’s initial public offering of 7,500,000 shares of its common stock priced at $16.00 per share.

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