Form 10-K
period 2003-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2004-03-18
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23359

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
Common Stock, par value $.10 per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [   ] No [X].

Aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2003:

As of the most recently completed second quarter, there was no active public market for any of the stock.

Number of shares outstanding of common stock at March 1, 2004:
24,514,843 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Items 5 and 10 and Items 11, 12, 13 and 14 are incorporated by reference from the definitive
Proxy Statement in connection with the Annual Meeting to be held June 9, 2004.

PART I

ITEM 1. Business.

Company Overview

     Anchor Glass Container Corporation (the “Company”) is the third largest manufacturer of glass containers in the United States. Anchor has nine strategically located facilities where it produces a diverse line of flint (clear), amber, green and other colored glass containers for the beer, beverage, food, liquor and flavored alcoholic beverage markets.

Products, Markets and Customers

     The Company produces glass containers for the beverage and food industries in the United States. Substantially all of the Company’s glass containers are produced to customer specifications. In addition, most of the Company’s sales are pursuant to customer contracts with average terms of three to five years from inception. The table below provides a summary of net sales and the approximate percentage of net sales by product group for each of the three years ended December 31, 2003.

	Years ended December 31,
Products	2003		2002		2001
	(dollars in millions)
Beer/Flavored Alcoholic Beverages	$441.1	62.1%	$419.1	58.6%	$375.4	53.4%
Food	81.5	11.5	79.4	11.1	90.3	12.9
Liquor	79.7	11.2	83.5	11.6	89.6	12.7
Beverages	77.1	10.9	100.6	14.1	108.6	15.5
Other	30.5	4.3	33.0	4.6	38.3	5.5

Total	$709.9	100.0%	$715.6	100.0%	$702.2	100.0%

     There can be no assurance that the information provided in the preceding table will be indicative of the glass container product mix of the Company for 2004 or in subsequent years. Management’s strategy is to focus on shifting its product mix towards those products management believes likely to improve operating results.

     The Company’s largest customer, Anheuser-Busch Companies, Inc. (“Anheuser-Busch”), accounted for approximately 53.3% of its net sales for the year ended December 31, 2003. In 2003, the Company entered into a multi-year supply agreement with Snapple Beverage Group, Inc. and Mott’s Inc., affiliates of Cadbury Schweppes plc, to supply 100% of their requirements for 16 oz. Snapple bottles and Nantucket Nectars and Yoo-hoo bottles, as well as for several Mott’s items. Performance under this multi-year contract with certain affiliates of Cadbury Schweppes began on January 1, 2004.

Manufacturing

   Manufacturing

     The Company’s manufacturing facilities are generally located in geographic proximity to its customers due to the significant cost of transportation and the importance of prompt delivery to customers. Most of the Company’s production is shipped by common carrier to customers generally within a 150-mile radius of the plant in which it is produced.

     The glass container manufacturing process involves a high percentage of fixed costs. Standard input costs are similar among manufacturers and include soda ash, sand, limestone and energy costs. The Company conducts regular maintenance on all of its operating equipment.

   Raw Materials and Suppliers

     Sand, soda ash, limestone, cullet (reclaimed glass), corrugated packaging materials and energy, primarily natural gas, are the principal raw materials that are used in the Company’s manufacturing operations. All of these materials are available from a number of suppliers and the Company is not dependent upon any single supplier for any of these materials. The Company believes that adequate quantities of these materials are, and will continue to be, available from various suppliers.

     All of the Company’s glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at the Company’s manufacturing facilities. Two of the Company’s furnaces, refurbished in 2003, are equipped to utilize oxygen in conjunction with the burning of natural gas, increasing the overall efficiency of the furnace. Backup systems are in place at some facilities to permit the use of fuel oil or propane, to the extent cost effective and permitted by applicable laws and regulations. Electricity is used in certain instances for enhanced melting.

     Prices for natural gas have fluctuated significantly in recent years. As such, it remains one of the largest and the most volatile cost components of the Company’s operations. The Company’s current strategy is to enter into hedging transactions from time to time on an opportunistic basis. The Company has currently hedged certain of its estimated natural gas purchases extending into 2005 through the purchase of natural gas futures. The Company does not enter into hedging transactions for speculative trading purposes, but rather to lock in energy prices. Also, the Company enters into put and call options for purchases of natural gas.

     Increases in the price of natural gas adversely affect the Company’s costs and margins. Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per million BTUs (“MMBTU”) in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. In 2003, natural gas prices have closed at between $4.430 and $9.133 per MMBTU, with the low being October 2003 and the high being March 2003. The natural gas price for March 2004 closed at $5.150 per MMBTU.

   Quality Control

     The Company maintains a program of quality control with respect to suppliers, line performance and packaging integrity for glass containers. The Company’s production lines are equipped with a variety of automatic and electronic devices that inspect containers for dimensional conformity, flaws in the glass and various other performance attributes. Additionally, products are sample inspected and tested by Company employees on the production line for dimensions and performance and are also inspected and audited after packaging. Containers that do not meet quality standards are crushed and recycled as cullet. The Company has not experienced any significant quality control issues in recent years.

     The Company monitors and updates its inspection programs to keep pace with technology and customer demands. Samples of glass and raw materials from its plants are routinely chemically and electronically analyzed to monitor compliance with quality standards. Laboratories are also maintained at each manufacturing facility to test various physical characteristics of products.

Seasonality

     Demand for beer, iced tea and other beverages is stronger during the summer months. Because the Company’s shipment volume is typically higher in the second and third quarters, the Company usually builds inventory during the fourth and first quarters in anticipation of such seasonal demands. In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns, coupled with the Company’s contemporaneous inventory build-up, consume working capital and adversely affect its liquidity on a seasonal basis.

Customer Service

     The Company’s sales and marketing efforts are targeted primarily to established customers with whom it enjoys long-standing relationships. As a result, an important focus of the Company’s sales and marketing is customer service, and it seeks to respond quickly to customer needs. To this end, the Company has customer service managers responsible for scheduling, sales forecasting and coordinating the various aspects of delivering product to its customers.

     The Company maintains both low-capacity and high-capacity forming equipment, which allows it to be more flexible and responsive to changes in its customers’ product mix and shipment location requests. The Company’s equipment mix also enables it to produce both high-volume products and products that require shorter production runs, such as new product introductions or specialty niche products, enhancing its responsiveness and flexibility as a supplier.

Environmental and Other Governmental Regulations

   Environmental Regulation and Compliance

     The Company’s operations are subject to Federal, state and local environmental laws and regulations including, but not limited to, the Federal Water Pollution Control Act of 1972, the Federal Clean Air Act, the Federal Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Among the activities subject to environmental regulation are the disposal of checker slag (furnace residue usually removed during furnace rebuilds), the disposal of furnace bricks containing chromium, the disposal of waste, the discharge of water used to clean machines and cooling water, dust emissions produced by the batch mixing process, maintenance of underground and above ground storage tanks and air emissions produced by furnaces. In addition, the Company is required to obtain and maintain environmental permits in connection with its operations. Many environmental laws and regulations provide for substantial fines and criminal sanctions for violations. While there can be no assurance that material costs or liabilities will not be incurred, the Company believes it is in material compliance with applicable environmental laws and regulations.

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

     Capital expenditures required for environmental compliance were approximately $0.5 million in each of 2002 and 2003 and are anticipated to be approximately the same in 2004. The Company anticipates that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations or interpretations thereof or the nature of the Company’s operations may require it to make significant additional capital expenditures to ensure compliance in the future. The Company has established a reserve for environmental matters, including known or projected remediation projects and projected exposure at third-party sites, in the amount of approximately $9.2 million.

     The Company does not believe that its environmental exposure is in excess of the reserves reflected on its balance sheet. In addition to its environmental reserves, the Company also maintains an environmental impairment liability insurance policy to address certain potential future environmental liabilities at both identified operating and non-operating sites. However, there can be no assurance that any future liability, particularly any arising from presently unknown conditions, will not exceed the reserves or available insurance coverage and have an adverse impact on the Company’s operations or financial condition.

   Employee Health and Safety Regulations

     The Company’s operations are also subject to a variety of worker safety laws. The Occupational Safety and Health Act of 1970, the United States Department of Labor Occupational Health Administration Regulations and analogous state laws and regulations mandate general requirements for safe workplaces for all employees. The Company believes that it is operating in material compliance with applicable employee health and safety laws.

Competition

     The glass container industry in the United States is a mature, low-growth industry. The Company and the other glass container manufacturers compete on the basis of price, quality, reliability of delivery and customer service. The industry is highly concentrated with three producers, including the Company, estimated by the Company to have accounted for over 90% of 2003 domestic volume.

     The Company’s principal competitors are Owens-Brockway Glass Container Inc. (“Owens-Illinois”), a wholly owned subsidiary of Owens-Illinois Group, Inc., and Saint-Gobain Containers Co. (“Saint-Gobain”), a wholly owned subsidiary of Compagnie de Saint-Gobain.

Intellectual Property Rights

     The Company operates under a ten-year contract with Heye-Glas International, expiring December 31, 2011, that provides it with heat extraction technology for its forming machines.

     The Company also has a limited license with Owens-Illinois entitling the Company to use certain existing patents, trade secrets and other technical information of Owens-Illinois relating to glass manufacturing technology. Under this license, the Company has the right to use technology in place through 2005 in exchange for license fees and thereafter will have a perpetual paid-up license.

     While the Company holds various patents, trademarks and copyrights of its own, it believes its business is not dependent upon any one of these.

Employees

     As of February 28, 2004, the Company employed approximately 3,040 persons on a full-time basis. Approximately 530 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, the Glass Molders, Pottery, Plastics and Allied Workers and the American Flint Glass Workers Union. The Company’s two labor contracts with the Glass Molders, Pottery, Plastics and Allied Workers and its two labor contracts with the American Flint Glass Workers Union expire on March 31, 2005 and August 31, 2005, respectively.

     The Company has not experienced any significant work stoppages or employee-related problems that had a material impact on its operations. The Company considers its relationship with its employees to be good.

ITEM 2. Properties.

     The Company’s administrative and executive offices are located in Tampa, Florida. The Company entered into a new lease covering this office space in January 2004 for an initial term of eight years.

     The Company owns and operates nine glass container manufacturing facilities. The Company also leases a building located in Streator, Illinois, that is used as a machine shop to rebuild glass-forming and related machinery and a mold shop located in Zanesville, Ohio, as well as additional warehouses for finished products in various cities throughout the United States.

     Substantially all of the Company’s owned properties and equipment at its nine operating glass container manufacturing facilities are pledged as collateral securing the Company’s obligations under its 11% Senior Secured Notes due 2013, aggregate principal amount of $300.0 million (the “Senior Secured Notes”), its 11% Senior Secured Notes due 2013, aggregate principal amount of $50.0 million (the “Additional Notes”) and the related indenture (the “Indenture”).

     The following table sets forth certain information concerning the Company’s manufacturing facilities. In addition to these locations, the Company owns plants at Keyser, West Virginia, Cliffwood, New Jersey, Royersford, Pennsylvania, Chattanooga, Tennessee and Dayville, Connecticut that have been closed and owns land in Gas City, Indiana and Marienville, Pennsylvania.

	Number of	Number of	Building Area
Location	Furnaces	Machines	(Square Feet)
Jacksonville, Florida	2	4	624,000
Warner Robins, Georgia	2	8	864,000
Lawrenceburg, Indiana	1	4	504,000
Winchester, Indiana	2	6	627,000
Shakopee, Minnesota	2	6	360,000
Salem, New Jersey (1)	3	6	733,000
Elmira, New York	2	6	912,000
Henryetta, Oklahoma	2	6	664,000
Connellsville, Pennsylvania	2	4	624,000

(1)	A portion of the site on which this facility is located is leased pursuant to several long-term leases.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were brought to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s equity securities consist of one class of common stock. The common stock began trading on September 25, 2003, the initial public offering date. The common stock is traded on Nasdaq under the symbol AGCC. The high and low sales prices quoted on Nasdaq for the fourth quarter ended December 31, 2003 were $16.75 and $13.90, respectively.

     The Company paid an initial cash dividend of $.04 per common share in the fourth quarter of 2003. In January 2004, the Board of Directors of the Company declared a cash dividend of $.04 per common share payable on March 15, 2004 to shareholders of record on March 1, 2004. The amount and timing of dividends payable on common stock is within the sole discretion of the Board of Directors. The instruments governing the Company’s indebtedness contain various covenants that limit the amount of dividends the Company may pay.

     There are approximately 1,700 holders of the Company’s common stock as of March 1, 2004.

Recent Sales of Unregistered Securities

     On August 5, 2003, the Company issued the Additional Notes. The Additional Notes were acquired by Deutsche Bank Securities and Credit Suisse First Boston. The Additional Notes were issued in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) under the Securities Act.

     On February 7, 2003, the Company issued the Senior Secured Notes. The Senior Secured Notes were acquired by Deutsche Bank Securities, Banc of America Securities LLC and Credit Suisse First Boston. The Senior Secured Notes were issued in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) under the Securities Act.

     On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the “Plan”) through a Chapter 11 reorganization (the “Reorganization”). As part of the Reorganization, the Company sold and issued to Anchor Glass Container Holding LLC (“AGC Holding”), an affiliate of Cerberus Capital Management, L.P. (“Cerberus”), a leading New York investment management firm, 75,000 shares of Company’s Series C Participating Preferred Stock, par value $.01 (the “Series C Preferred Stock”) for $75.0 million and 13,499,995 shares of common stock for $5.0 million. These shares were issued in an offering not involving a public offering pursuant to Section 4(2) of the Securities Act. As a condition to the issuance, the purchasers consented to placement of a restrictive legend on the certificates representing the securities. The Series C Preferred Stock was redeemed with a portion of the proceeds of the initial public equity Offering. Prior to redemption, the holders of the Series C Preferred Stock were entitled to receive, when and as declared by the Board of Directors of the Company out of legally available funds, cumulative dividends, payable quarterly in cash, at a rate per annum equal to 12%.

     In connection with the Reorganization, the Company executed an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) which eliminated all past-service pension liabilities, replaced by a one-time payment of $20.8 million and a $10.0 million per year fixed payment obligation to the PBGC for ten years (the “PBGC Agreement”). On August 30, 2002, in connection with the PBGC Agreement, the Company granted the PBGC a warrant for the purchase of 711,000 shares of Anchor’s common stock, with an exercise price of $5.27 per share and term of ten years. In June 2003, the Company repurchased the outstanding warrant held by the PBGC for a negotiated price of $1.5 million.

     Under the terms of the Plan, the holders of Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150.0 million (the “First Mortgage Notes”) retained their outstanding $150.0 million of First Mortgage Notes and received a consent fee for the waiver of the change-in-control provisions, the elimination of pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S., Inc., the Company’s former parent, as a guarantor). The holders of Anchor’s 9.875% Senior

Notes due 2008, aggregate principal amount of $50.0 million (the “Senior Notes”) were repaid in cash at 100% of their principal amount. The holders of Anchor’s mandatorily redeemable 10% cumulative convertible preferred stock (the “Series A Preferred Stock”) were entitled to receive a cash distribution of $22.5 million and the Series A Preferred Stock was cancelled. Anchor’s redeemable 8% cumulative convertible preferred stock (the “Series B Preferred Stock”) and common stock and warrants were cancelled and the holders received no distribution under the Plan. The holders of the First Mortgage Notes were repaid with proceeds from the issuance of the Senior Secured Notes.

     Portions required by this Item 5 are incorporated by reference from the definitive Proxy Statement under the heading “Executive Compensation.”

ITEM 6. Selected Financial Data.

     The following table sets forth certain historical financial information of the Company. The selected financial data as of December 31, 2003 and 2002 and for the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the year ended December 31, 2001 have been derived from the Company’s audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2001 has been derived from the Company’s audited financial statements. The selected financial data as of December 31, 2000 and 1999 and for the two years then ended has been derived from the Company’s financial statements which had previously been audited by Arthur Andersen LLP. Arthur Andersen has not reissued its report for purposes of this Annual Report on Form 10-K. The following information should be read in conjunction with the Company’s financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Reorganized Company		Predecessor Company
		Four	Eight
	Year	Months	Months
	Ended	Ended	Ended	Years Ended December 31,
	December 31,	December 31,	August 31,
	2003	2002	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$709,943	$211,379	$504,195	$702,209	$629,548	$628,728
Cost of products sold	660,402	192,434	451,619	658,641	603,061	582,975
Selling and administrative expenses	26,963	9,683	19,262	28,462	33,222	28,465
Restructuring, net (1)	—	—	(395)	—	—	—
Related party provisions and charges (2)	—	—	—	35,668	—	9,600

Income (loss) from operations	22,578	9,262	33,709	(20,562)	(6,735)	7,688
Reorganization items, net (3)	—	—	47,389	—	—	—
Other income (expense), net	(156)	450	673	106	5,504	2,080
Interest expense	(48,549)	(10,381)	(17,948)	(30,612)	(31,035)	(27,279)

Net income (loss)	(26,127)	(669)	63,823	(51,068)	(32,266)	(17,511)
Series C preferred stock dividends	(7,263)	(3,022)
Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption (4)	(38,118)
Series A and B preferred stock dividends			(4,100)	(14,057)	(14,057)	(13,650)

Income (loss) applicable to common stock	$(71,508)	$(3,691)	$59,723	$(65,125)	$(46,323)	$(31,161)

Basic net income (loss) per share applicable to common stock	$(4.37)	$(0.27)	$11.37	$(12.40)	$(8.82)	$(5.93)

Basic weighted average number of common shares outstanding	16,364,196	13,449,995	5,251,356	5,241,356	5,241,356	5,241,356

Diluted net income (loss) per share applicable to common stock	$(4.37)	$(0.27)	$1.89	$(12.40)	$(8.82)	$(5.93)

Diluted weighted average number of common shares outstanding	16,364,196	13,449,995	33,805,651	5,241,356	5,241,356	5,241,356

Cash dividends declared per share of common stock	$(0.04)	$—	$—	$—	$—	$—

	Reorganized Company		Predecessor Company
		Four	Eight
	Year	Months	Months
	Ended	Ended	Ended	Years Ended December 31,
	December 31,	December 31,	August 31,
	2003	2002	2002	2001	2000	1999
	(dollars in thousands)
Other Financial Data:
Depreciation and amortization	$70,512	$18,011	$35,721	$54,024	$54,900	$51,942
Capital expenditures	119,115	28,666	42,654	41,952	39,805	53,963
Balance Sheet Data
(at end of period):
Accounts receivable	$36,674	$42,070		$43,182	$55,818	$53,556
Inventories	136,784	102,149		105,573	125,521	106,977
Total assets	706,544	556,397		530,584	620,807	613,037
Total long-term debt, including capital leases	431,776	298,801		259,435	269,279	253,132
Redeemable preferred stock (4)	—	78,022		82,026	76,428	70,830
Total stockholders’ equity (deficit) (4)	95,563	1,499		(124,041)	(4,626)	46,187

(1)	The Company recorded a net gain for restructuring of $395 for the eight months ended August 31, 2002. The significant components of this net gain included: professional fees of $10,068; direct costs of the restructuring, net of $8,344; savings attributable to the retiree benefit plan modification of ($24,432); and a consent fee of $5,625 to the holders of the First Mortgage Notes.

(2)	For the year ended December 31 2001, represents the write-off of a receivable from Consumers Packaging Inc. (“Consumers”) and affiliates of $18,221 and the write-off of an advance to G&G Investments, Inc. of $17,447. For the year ended December 31, 1999, represents the Company’s allocable portion of the write-off of costs relating to a software system.

(3)	Reorganization items, net consist of a net gain for fresh start adjustments of $49,908 and expenses incurred in the Chapter 11 proceedings of $2,519, comprised of: $2,450 of debtor-in-possession facility fees; $1,687 of professional fees; $1,276 of deferred financing fees written off relating to the Senior Notes; and a credit of $2,894 for the reversal of interest expense relating to the Senior Notes.

(4)	In 2003, Anchor consummated an initial public offering of 8,625,000 shares of its common stock (which includes 1,125,000 additional shares of common stock to cover over-allotment of shares) (the “Equity Offering”). The Company received net proceeds from the Equity Offering of $127.7 million. Approximately $85.3 million of the net proceeds of the Equity Offering were used to redeem all of the Series C Preferred Stock. A portion of the redemption price was paid through the issuance of 2,382,348 shares of common stock (valued at $38.1 million based on the initial public offering price of $16.00 per share).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Company Background

     The Company is the third largest manufacturer of glass containers in the United States, focused solely on this packaging industry segment. The Company has nine strategically located facilities where it produces a diverse line of flint (clear), amber, green and other colored glass containers of various types, designs and sizes for the beer, beverage, food, liquor and flavored alcoholic beverage markets. The Company manufactures and sells its products to many of the leading producers of products in these categories.

   Initial Public Offering

     On September 30, 2003, the Company consummated an initial public offering of 7,500,000 shares of its common stock, par value $.10 per share, at the initial public offering price of $16.00 per share. On October 8, 2003, the underwriters for the Equity Offering exercised an option to purchase 1,125,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering. The Company received net proceeds from the Equity Offering of $127.7 million (including proceeds of $16.8 million from the exercise of the over-allotment option).

     $85.3 million of the net proceeds of the Equity Offering were used to redeem all of the Series C Preferred Stock. The redemption price of the Series C Preferred Stock was equal to the sum of (i) $1,000 per share ($75.0 million) plus all accrued and unpaid dividends computed to the date of redemption ($10.3 million) and (ii) 15% of the fair market value of all of the outstanding shares of common stock. The portion of the redemption price specified in clause (ii) of the preceding sentence was paid through the issuance of 2,382,348 shares of common stock (valued at $38.1 million based on the initial public offering price of $16.00 per share). The remainder of the net proceeds were used to fund working capital and for general corporate purposes. Pending application of these net proceeds, advances outstanding under Anchor’s $100.0 million revolving credit facility (the “Revolving Credit Facility”) were paid down and the excess funds were invested in short-term U.S. government securities.

   Senior Secured Notes Offering

     On February 7, 2003, the Company completed an offering of $300.0 million aggregate principal amount of 11% Senior Secured Notes due 2013, issued under the Indenture. The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor’s existing real property, equipment and other fixed assets relating to Anchor’s nine operating glass container manufacturing facilities. The collateral does not include inventory, accounts receivable or intangible assets.

     Proceeds from the issuance of the Senior Secured Notes, net of fees, were $289.0 million and were used to repay the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon ($156.3 million in total), the principal amount outstanding under the $20.0 million term loan facility from Ableco Finance LLC (the “Term Loan”) plus accrued interest thereon and a prepayment fee ($20.4 million in total) and advances then outstanding under the Revolving Credit Facility ($66.9 million in total), which included funds for certain of the Company’s capital improvement projects. During the first quarter of 2003, the remaining proceeds of $45.0 million were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder.

     The Company entered into a Registration Rights Agreement on February 7, 2003, under which the Company registered with the Securities and Exchange Commission (the “SEC”) new Senior Secured Notes, having substantially identical terms as the Senior Secured Notes. On August 5, 2003, the Company completed an exchange offer with respect to $298.8 million of Senior Secured Notes tendered in the exchange offer, for a like principal amount of new Senior Secured Notes, identical in all material respects to the Senior Secured Notes, except that the new Senior Secured Notes do not bear legends restricting the transfer thereof.

     On August 5, 2003, the Company completed an additional offering of the Additional Notes. Proceeds from the issuance of the Additional Notes, net of fees, were $53.4 million. The Additional Notes were issued at an issue price of 107.5% of their principal amount. The Additional Notes were issued under the same Indenture as the Senior Secured Notes, as supplemented by a first supplemental indenture, dated August 5, 2003, and their terms are identical in all material respects to the Senior Secured Notes.

     100% of the net proceeds from the issuance of the Additional Notes were used to finance improvements to the collateral securing the Senior Secured Notes and the Additional Notes in compliance with the Indenture. Pending application of such proceeds, a portion of the net proceeds were used to pay down advances outstanding under the Revolving Credit Facility of $49.7 million.

     The Company entered into a Registration Rights Agreement on August 5, 2003 with respect to the Additional Notes under which the Company registered with the SEC new Additional Notes, having substantially identical terms as the Additional Notes. On January 29, 2004, the Company completed an exchange offer with respect to $50.0 million of Additional Notes tendered in the exchange offer, for a like principal amount of new Additional Notes, identical in all material respects to the Additional Notes, except that the new Additional Notes do not bear legends restricting the transfer thereof.

   Reorganization

     On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 Reorganization. As part of this Reorganization, Cerberus, through certain Cerberus-affiliated funds and managed accounts, invested $80.0 million of new equity capital into Anchor, acquiring 100% of Anchor’s Series C Preferred Stock for $75.0 million and 100% of Anchor’s common stock for $5.0 million. In addition, Anchor arranged for a $20.0 million Term Loan from Ableco Finance LLC. In connection with the Reorganization, Anchor also put in place a new $100.0 million Revolving Credit Facility. In addition, Anchor settled various lawsuits, eliminated certain related party claims and contracts and entered into the PBGC Agreement. The Term Loan was subsequently repaid with a portion of the proceeds from the offering of the Senior Secured Notes. The Series C Preferred Stock was redeemed in full with a portion of the proceeds of the Equity Offering.

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

   Fourth Quarter 2003 Compared to Fourth Quarter 2002

     The Company’s sales growth in the fourth quarter continued the positive trend experienced in the third quarter of 2003. Unit shipments increased 9.3% in the fourth quarter 2003 compared to the fourth quarter 2002. The overall increase in unit shipments for the glass container industry during the comparable period was 1%. The Company’s volume growth in the fourth quarter of 2003 was primarily driven by strong shipments in the beer category. Improvements in volume and price/mix changes contributed to income from operations. Net sales for the three months ended December 31, 2003 were $167.1 million compared to net sales of $156.9 million for the three months ended December 31, 2002, an increase in net sales of $10.2 million, or 6.5%.

     Income from operations declined $8.0 million in the fourth quarter 2003 compared to the fourth quarter 2002. The increase in noncash depreciation and amortization represented $5.4 million of this amount. Expenses for natural gas, the principal fuel for manufacturing glass, increased $2.9 million (1.7% of net sales), as compared with 2002. During the fourth quarter, Anchor finished three renovation projects, including two furnaces at its Salem, New Jersey facility and one furnace at its Lawrenceburg, Indiana facility. Anchor has continued to realize productivity improvements at its manufacturing facilities, including improvements from the furnace rebuilds at the Henryetta, Oklahoma and Warner Robins, Georgia facilities completed earlier in 2003. These productivity improvements were more than offset by the downtime costs associated with the fourth quarter projects, contributing $2.6 million to the decline in income from operations. The decline in income from operations is partially offset by reduced operating lease expense of $3.6 million in the fourth quarter of 2003, as a result of the buyout of certain equipment leases.

     Interest expense increased $3.9 million in the fourth quarter 2003 compared to the fourth quarter 2002. Interest expense related to the Senior Secured Notes (principal amount of $350.0 million) in the fourth quarter of 2003 was $4.6 million more than interest expense related to the First Mortgage Notes (principal amount of $150.0 million) and Term Loan (principal amount of $20.0 million) in the comparable period of 2002, partially offset by lower average interest rates and lower average borrowings outstanding under the Company’s Revolving Credit Facility.

Year Ended December 31, 2003 Compared to the Four Months Ended December 31, 2002 and Eight Months Ended August 31, 2002

     Net sales. Net sales for 2003 were $709.9 million compared to net sales of $715.6 million for the periods comprising 2002, a decrease in net sales of $5.7 million, or less than one percent. Unit shipments declined slightly by 1.3%, year over year, as compared to the decline of 2.9% in glass container industry shipments. The strength of Anchor’s volume shipments in the second half of 2003 was not enough to fully offset the decline experienced in the first half of 2003. The Company believes that the negative impact on sales in the early months of 2003 was due to the softness in the economy, the effect of the military action against Iraq and the harsh weather conditions experienced during the winter and spring in certain parts of the United States.

     Cost of products sold. The Company’s cost of products sold for 2003 was $660.5 million, or 93.0% of net sales, while the cost of products sold for the periods comprising 2002 was $644.1 million, or 90.0% of net sales. This decline in margin in 2003 principally was due to the increase in the cost of natural gas, the principal fuel for manufacturing glass, of $18.0 million (2.5% of net sales), as compared with the periods comprising the year ended 2002. In addition, margin was negatively impacted by noncash cost increases in 2003 for depreciation and amortization of $16.8 million (2.4% of net sales). The Company also incurred costs associated with downtime during the capital improvement projects at four of the Company’s facilities during 2003. These costs were partially offset by additional manufacturing efficiencies due to the Company’s cost reduction efforts and due to the completed improvement projects at Elmira, New York, Henryetta, Oklahoma and Warner Robins, Georgia, and by reduced operating lease expense of $9.9 million in 2003 as a result of the buyout of certain equipment leases.

     Selling and administrative expenses. Selling and administrative expenses for the year ended December 31, 2003 were $26.9 million, or 3.8% of net sales, while selling and administrative expenses for the periods comprising the year ended December 31, 2002 were $28.9 million, or 4.0% of net sales. The year to date decline in selling and administrative expenses resulted from lower personnel and benefit costs incurred and lower professional fees in 2003 as compared to 2002.

     Restructuring, net and Reorganization items, net. On August 30, 2002, the effective date of the Plan, the Company adopted fresh start reporting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The adoption of fresh start reporting results in the Company revaluing its balance sheet to fair value based on the reorganization value of the Company. Reorganization costs for the eight months ended August 31, 2002 consisted of a net gain for fresh start adjustments of $49.9 million and expenses incurred in the Chapter 11 proceedings of $2.5 million.

     On August 30, 2002, the Company recorded a net gain for restructuring of $0.4 million during the eight months ended August 31, 2002. The significant components of this net gain include: professional fees—$10.1 million; direct costs of the restructuring—$7.9 million; First Mortgage Note holder consent fee—$5.6 million;

monetization of assets—$4.5 million; other fees—$3.9 million; net cost of derivative settlement—$0.2 million; retiree benefit plan modification—($24.4 million); and adjustment to pension liabilities—($8.2 million).

     No comparable expenses were incurred in 2003. Approximately $1.0 million of legal fees, related to the Restructuring, were recorded against restructuring related reserves in 2003.

     Interest expense. Interest expense for 2003 was $48.5 million compared to $28.3 million for the periods comprising 2002, an increase of $20.2 million. Interest expense related to the Senior Secured Notes (principal amount of $350.0 million) in 2003 was $16.4 million more than interest expense related to the First Mortgage Notes (principal amount of $150.0 million) in 2002. A noncash write-off of $3.6 million, for deferred fees related to debt repaid with the proceeds from the issuance of the Senior Secured Notes, together with payments of $0.3 million for the Term Loan prepayment penalty and $0.4 million for the consent fee paid to the First Mortgage Note holders, were included in interest expense in 2003, totaling $4.3 million. Under the PBGC Agreement, interest incurred in 2003 was $3.6 million greater than in 2002, during which interest was incurred for only the four months following the Reorganization. Interest expense in 2002, not recurring in 2003, included a $1.6 million accrual of interest on the Senior Notes, which were repaid on August 30, 2002, and the related unpaid interest was reversed through a credit to reorganization items, net in August 2002. The overall increase in interest expense was also partially offset by lower average interest rates and lower average borrowings outstanding under the Company’s Revolving Credit Facility in 2003.

     Net income (loss). The Company recorded a net loss of $26.1 million for 2003 compared to net income of $63.2 million in the periods comprising 2002. The restructuring and reorganization items in the periods comprising 2002 were $47.8 million, leaving income of $15.4 million attributable to all other operations.

     The decline in earnings year over year of $41.5 million was primarily due to:

•	higher cost of natural gas — $18.0 million;

•	higher interest expense — $20.2 million (including $3.6 million of noncash write-off of deferred fees);

•	higher noncash depreciation and amortization expense — $16.8 million;

•	other net factors, higher expense — $0.8 million;

     and offset by the positive effects of:

•	lower operating lease expenses — $9.9 million; and

•	improved sales price and mix — $4.4 million.

Four Months Ended December 31, 2002 and Eight Months Ended August 31, 2002 Compared to Year Ended December 31, 2001

     Net sales. Net sales for the four months ended December 31, 2002 were $211.4 million and net sales for the eight months August 31, 2002 were $504.2 million, compared to $702.2 million in the year ended December 31, 2001. The increase in net sales of $13.4 million was principally a result of general price increases and a shift in product mix from food and beverages to beer/flavored alcoholic beverages. Net sales and sales volume in 2002 were negatively impacted by unplanned downtime due to emergency furnace repairs at two of the Company’s operating facilities, which resulted in lower shipment volume in September 2002. These repairs were completed in September 2002 and the furnaces are currently operating.

     Cost of products sold. Cost of products sold in the four months ended December 31, 2002 was $192.4 million, or 91.0% of net sales, and cost of products sold in the eight months ended August 31, 2002 was $451.6 million, or 89.6% of net sales, while the cost of products sold for the year ended December 31, 2001 was $658.6 million, or 93.8% of net sales. This improvement in margin in 2002 principally reflects the decline in the cost of natural gas, the principal fuel for manufacturing glass, of $14.0 million. The decline in the price of natural gas in 2002, as compared with 2001, resulted in net margin improvement of $3.8 million, net of the energy price recovery program. Additional manufacturing efficiencies, due to the Company’s cost reduction efforts, and lower inventory storage costs, resulting from the lower levels of inventory, also favorably impacted cost of products sold. These improvements were partially offset by increases in other costs, such as insurance, fringe benefits and costs associated with downtime during the modernization project at the Elmira, New York facility. In addition, the furnace disruption discussed above resulted in extra costs incurred in the four months ended December 31, 2002 of $1.8 million. With the implementation of SFAS 142, effective as of January 1, 2002, goodwill is no longer amortized. Goodwill amortization expense was $3.0 million in the year ended December 31, 2001.

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

     On August 30, 2002, the Company completed the Reorganization and recorded a net gain for restructuring of $0.4 million during the eight months ended August 31, 2002. The significant components of this net gain include: professional fees — $10.1 million; direct costs of the restructuring — $7.9 million; First Mortgage Note holder consent fee — $5.6 million; monetization of assets — $4.5 million; other fees — $3.9 million; net cost of derivative settlement — $0.2 million; retiree benefit plan modification — ($24.4 million); and adjustment to pension liabilities — ($8.2 million).

     Interest expense. Interest expense for the four months ended December 31, 2002 was $10.4 million and interest expense for the eight months ended August 31, 2002 was $17.9 million, compared to $30.6 million for the year ended December 31, 2001, a decrease of $2.3 million. There was no accrual of interest on the Senior Notes from April 15, 2002, the petition date, through August 30, 2002, the date of the repayment of the principal amount of the Senior Notes. Interest expense on the Senior Notes was accrued for the full year of 2001 compared to an accrual of three and one-half months for 2002, resulting in a year over year reduction of $3.5 million in interest expense. Interest expense was also reduced due to lower average interest rates and lower average borrowings outstanding under the Company’s revolving credit facilities in 2002, offset by interest expense related to the PBGC Agreement and the Term Loan.

     Net income (loss). The Company recorded a net loss of $0.6 million and net income of $63.8 million in the four months ended December 31, 2002 and the eight months ended August 31, 2002, respectively. The restructuring and reorganization items were $47.8 million, leaving income of $15.4 million attributable to all other operations. The Company recorded a net loss of $51.1 million in the year ended December 31, 2001. The related party provision and charges were $35.7 million, leaving a loss of $15.4 million in 2001 attributable to all other operations. The improvement in earnings results for 2002 was due to general price increases, increased sales volume and a favorable mix of business opportunities.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility. The Company believes that cash flows from operating activities, combined with available borrowings under the Revolving Credit Facility, will be sufficient to support its operations and liquidity requirements for the foreseeable future, although the Company cannot be assured that this will be the case. Peak operating needs are in the spring, at which time working capital borrowings are significantly higher than at other times of the year.

   Cash Flows

     Operating Activities. Operating activities provided $25.2 million in cash in 2003 compared to $75.6 million in cash in the periods comprising 2002. This decrease in cash provided reflects the decline in earnings and changes in working capital items. Inventory levels increased in 2003, using $34.6 million in cash. As a result of higher natural gas prices, net cash outlays for natural gas purchases in 2003 increased $18.0 million as compared to the periods comprising 2002. Cash interest payments in 2003 were $10.0 million over payments in 2002. Cash used in the reduction of current liabilities was $7.0 million. Accounts receivable levels declined in 2003, providing cash of $8.0 million.

     Investing Activities. Cash consumed in investing activities was $147.0 million in 2003, as compared to $67.6 million in the periods comprising 2002. Capital expenditures were $119.1 million and $71.3 million, respectively in 2003 and 2002. The Company has recently finished three renovation projects, including two furnaces at its Salem, New Jersey facility and one furnace at its Lawrenceberg, Indiana facility to expand and improve overall productive capacity. Significant projects in 2003 include:

•	in the fourth quarter of 2003, a $10.0 million project at the Salem, New Jersey facility, including the renovation of two furnaces;

•	in the fourth quarter of 2003, a $8.0 million project at the Lawrenceburg Indiana facility;

•	in the third quarter of 2003, a $27.5 million project at the Warner Robins, Georgia facility; and

•	in the first quarter of 2003, a $28.0 million project at the Henryetta, Oklahoma facility.

          In the first quarter of 2003, the Company used $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder (of which $39.2 million is included in investing activities and $5.5 million is included in financing activities). In addition, the Company financed $10.0 million of equipment under its master lease agreement.

          Financing Activities. Net cash provided in financing activities was $144.5 million in 2003, as compared to cash used of $8.0 million in the periods comprising 2002. The net financing activities in 2003 principally reflect the net proceeds of the Equity Offering of $127.7 million and the use of a portion of such proceeds for the cash redemption of the Series C Preferred Stock of $85.3 million, the proceeds of the offering of the Additional Notes of $53.4 million and the proceeds of the offering of the Senior Secured Notes of $289.0 million and the use of a portion of these proceeds for the repayment of the First Mortgage Notes and the Term Loan. The initial cash dividend payment on the Company’s common stock was approximately $1.0 million, paid in the fourth quarter of 2003.

          On August 30, 2002, pursuant to the PBGC Agreement, Anchor granted the PBGC a warrant for the purchase of 711,000 shares of its common stock. In June 2003, the Company repurchased all of the outstanding warrants held by the PBGC for a negotiated price of $1.5 million.

     Debt and Other Contractual Obligations

          The Company has aggregate indebtedness of $350.0 million under the Senior Secured Notes. See “ — Overview — Senior Secured Notes Offering”.

          As of December 31, 2003, there were no advances outstanding under the Revolving Credit Facility, borrowing availability was $73.8 million and outstanding letters of credit on this facility were $7.6 million. Due in part to seasonal demands on working capital and the higher levels of capital spending in the latter part of 2003, availability under the Revolving Credit Facility approximates $50.0 million currently.

          Under a master lease agreement entered into in December 2002, the Company leased equipment in the amount of $20.0 million in the aggregate. The Company financed $10.0 million of equipment in December 2002 and an additional $10.0 million of equipment in March 2003, each under a lease term of five years. The master lease agreement is structured as a capital lease under generally accepted accounting principles. For each group of equipment items the Company agreed to lease, it entered into an equipment schedule that applied the terms of the master lease to such equipment.

          In August 2002, in connection with the Reorganization, the Company entered into a ten-year payment obligation under the PBGC Agreement. The Company is required to make monthly payments to the PBGC in the amount of approximately $0.8 million. The present value of this obligation was $60.6 million at December 31, 2003.

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

          Commitments for the principal payments and interest required on long-term debt, including capital leases and certain other contractual obligations, are as follows:

	Less than 1	1 – 3	3 – 5	More than 5
	year	years	years	years	Total
		(dollars in thousands)
Long-term debt	$—	$—	$—	$350,000	$350,000
Capital leases	4,100	8,210	5,240	—	17,550
Interest on above obligations	39,525	78,297	77,231	173,250	368,303
Payments under the PBGC Agreement	10,000	20,000	20,000	37,500	87,500
Operating leases	5,400	8,440	5,610	8,340	27,790

	$59,025	$114,947	$108,081	$569,090	$851,143

          In addition to the above, the Company is obligated to pay approximately $3.5 million annually related to its post-retirement benefit plan and $5.2 million annually to multiemployer pension plans for the future service benefits of its hourly employees.

     Capital Expenditures

          Capital expenditures were $119.1 million in 2003. Of this total spending, $73.5 million relates to the five furnace rebuilds and renovations at four of the Company’s manufacturing facilities. The significant capital expenditures in 2003 were incurred to provide increased productivity and improved efficiency. Capital spending in 2004 is expected to return to more normal levels and is expected to approximate $55.0 million. The Company’s principal sources of liquidity for the funding of the 2004 capital expenditures are expected to be from operations and borrowings under the Revolving Credit Facility.

     Off-Balance Sheet Arrangements

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

Seasonality

          Demand for beer, iced tea and other beverages is stronger during the summer months. Because the Company’s shipment volume is typically higher in the second and third quarters, the Company usually builds inventory during the fourth and first quarters in anticipation of seasonal demands. In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns, coupled with the Company’s contemporaneous inventory build-up, consume working capital and adversely affect its liquidity on a seasonal basis.

Critical Accounting Policies and Estimates

          The Company’s significant accounting policies are disclosed in Note 1 and other notes to the annual financial statements included herein. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

The most significant accounting estimates inherent in the preparation of the Company’s financial statements form the basis for costs and reserves with respect to areas such as property, plant and equipment, post-retirement benefits, environmental reserves, insurance reserves and valuation allowances to reduce deferred tax assets. Estimates and judgments are based on historical experience and other factors believed to be reasonable in the circumstances. Management continually reviews its accounting policies for application and disclosure in the financial statements.

          Property, plant and equipment — Property, plant and equipment expenditures are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated generally using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged directly to expense as incurred. The Company makes estimates regarding the useful lives of these assets and any changes in the actual lives could result in material changes in the net book value of these assets. The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. This analysis requires the Company to make significant estimates and assumptions, and changes in facts and circumstances could result in material changes in the carrying value of the assets and the related depreciation expense.

          The Company’s depreciation expense in 2003 and the four months ended December 31, 2002 was based on the Company’s fresh start appraisal from August 2002, and resulted in higher depreciation expense than normal maintenance capital expenditure levels and industry comparables. As a result of a change in the business conditions and outlook of Anchor, the Company engaged an independent appraisal firm to evaluate and update the depreciable lives of its property, plant and equipment. The Company plans to implement the results of this independent appraisal in 2004 and anticipates a reduction of depreciation expense in future periods following implementation.

          Post-retirement benefits — Post-retirement benefit obligations are based on various assumptions, including discount rate, health care cost trend rates, retirement and mortality rates and other factors. Actual results that differ from the assumptions affect future expenses and obligations. A one percentage point increase in the assumed healthcare cost trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 2003 by approximately $4.9 million and the net post-retirement healthcare cost for the year ended December 31, 2003 by approximately $0.3 million. A one percentage point decrease in the assumed healthcare cost trend rate would decrease the accumulated post-retirement benefit obligation as of December 31, 2003 by approximately $4.2 million and the net post-retirement healthcare cost for the year ended December 31, 2003 by approximately $0.3 million.

          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under generally accepted accounting principles, a plan sponsor may elect to defer recognizing the effects of the Medicare Act in the accounting for its plan under Statement of Financial Accounting Standards No. 106 — Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) until authoritative guidance on the accounting for the federal subsidy is issued. The Company has elected to defer recognizing the effects of the Medicare Act, and accordingly, the accumulated post-retirement benefit obligation and the net periodic benefit cost in the accompanying financial statements and notes thereto do not reflect the effects of the Medicare Act on the plan. Specific guidance on the accounting for the federal subsidy is pending and upon its issuance, such guidance could require a sponsor to change previously reported information.

          Environmental reserves — Reserves have been established for potential environmental liabilities, including known or projected remediation projects and projected exposure at third-party sites. These reserves are based on the Company’s estimates. Changes in facts and circumstances, from those upon which the Company’s estimates are based, could result in material changes to the Company’s environmental liabilities as reported.

          Insurance reserves — These reserves are determined based upon reported claims in process and actuarial estimates for losses incurred but not reported, based upon the Company’s claims history. A material change in actual reported claims would likely result in material changes to the reserves as reported.

          Deferred tax assets — The Company uses the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, an assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. Since realization is not assured as of December 31, 2003, the Company has deemed it appropriate to establish a valuation allowance against the net deferred tax assets. This assessment includes anticipating future taxable income and the Company’s tax planning strategies and is made on an ongoing basis. Consequently, future material changes in the valuation allowance are possible.

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

     • legal proceedings and regulatory matters; and

     • general economic conditions.

          Forward-looking statements involve risks and uncertainties faced by the Company including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company, that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; fluctuations in the price of natural gas; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing and other beverage industries; volatility in demand from emerging new markets; the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update any forward looking statements.

Factors Affecting Future Results

          The following are certain factors that could affect the future results of the Company. They should be considered in connection with evaluating forward-looking statements contained in the Annual Report on Form 10-K because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

Anheuser-Busch is Anchor’s largest customer; the loss of Anheuser-Busch as a customer would adversely impact Anchor’s operating performance.

          The Company’s largest customer, Anheuser-Busch, accounted for approximately 53.3% of its net sales for the year ended December 31, 2003. The Company has two dedicated facilities in Florida and Georgia that provide two Anheuser-Busch breweries with glass containers. The contract covering these facilities extends through 2005. The loss of Anheuser-Busch as a customer or a material reduction in Anheuser-Busch’s bottle requirements or a modification in pricing terms would adversely impact the Company’s operating performance, results of operations and cash flows.

In addition to Anheuser-Busch, Anchor’s customers are concentrated; the failure to maintain its relationships with its largest customers would adversely affect its operating performance.

          The Company’s ten largest customers accounted for approximately 78.1% of its net sales for the year ended December 31, 2003. The Company did not have any written agreements with six of its twenty-five largest customers for 2003 (comprising 6.8% of net sales for 2003). In addition, agreements with another six of its twenty-five largest customers for 2003 (comprising 6.6% of net sales for 2003) will expire during 2004. The loss of a number of these customers, a significant reduction in sales to these customers or a significant change in the commercial terms of the Company’s relationship with these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Anchor faces significant competition from other glass container producers, as well as from makers of alternative forms of packaging, and its products are subject to consumer taste.

          The Company’s principal competitors are Owens-Illinois and Saint-Gobain. These competitors are larger and have greater financial and other resources than the Company. If the Company is unable to continue to compete successfully with these competitors, its operating performance could be adversely affected.

          In addition to competing directly with Owens-Illinois and Saint-Gobain in the glass container segment of the rigid packaging industry, the Company also competes indirectly with manufacturers of other forms of rigid packaging, such as aluminum cans and plastic containers. These other forms of rigid packaging compete with glass containers principally on the basis of quality, price, availability and consumer preference. The Company believes that the use of glass containers for alcoholic and non-alcoholic beverages is subject to consumer taste. The Company’s products may not continue to be preferred by its customers’ end-users and consumer preference may shift from glass containers to non-glass containers. A material shift in consumer preference away from glass containers, or competitive pressures from the Company’s direct and indirect competitors, could result in a decline in sales volume or pricing pressure and, as a result, its operating performance could be adversely affected.

If Anchor is unable to obtain its raw materials at favorable prices, it could adversely impact operating performance.

          Sand, soda ash, limestone, cullet, corrugated packaging materials and energy, primarily natural gas, are the principal raw materials that are used in the Company’s manufacturing operations. The Company believes that adequate quantities of these materials are, and will continue to be, available from various suppliers. However, if temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require the Company to secure its raw materials from sources other than its current suppliers, the Company cannot be assured that it will be able to do so on terms as favorable as its current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have a material adverse effect on the Company’s business, financial condition and results of operations if it is unable to pass these cost increases along to its customers.

Natural gas, the principal fuel used to manufacture Anchor’s products, is subject to widely fluctuating prices.

          Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU, in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. In 2003, natural gas prices have closed at between $4.430 and $9.133 per MMBTU, with the low being October 2003 and the high being March 2003. The Company incurred higher costs for natural gas of $18.0 million in 2003 as compared to 2002. The natural gas price for March 2004 closed at $5.150 per MMBTU. Certain of the Company’s contracts with its customers incorporate price adjustments based on changes in the cost of natural gas, although the change in pricing may lag behind the cost incurred to obtain natural gas. The Company has no way of predicting to what extent natural gas prices will rise in the future. Any significant increase, or the inability to pass on those costs, could adversely impact the Company’s margins and operating performance and would have a material adverse effect on the Company’s results of operations and financial condition.

Anchor is involved in a continuous manufacturing process with a high degree of fixed costs. Any interruption in the operations of its manufacturing facilities may impact its operating performance.

          Due to the extreme operating conditions inherent in some of the Company’s manufacturing processes, it, from time to time, may incur unplanned business interruptions and such interruptions may adversely impact its operating performance and, as a result, the Company may not generate sufficient cash flow to satisfy its obligations. To the extent that the Company experiences any furnace breakdowns or similar manufacturing problems, it will be required to make capital expenditures and its liquidity may be impaired as a result of these expenditures.

Anchor is subject to various regulations that could impose substantial costs upon the Company and may adversely impact its operating performance.

          The Company’s operations are subject to Federal, state and local laws and regulations that are designed to protect the environment, as well as the safety and health of workers. See “Item 1. Business — Environmental and Other Governmental Regulations” for a discussion of certain of these laws and regulations. Such laws and regulations frequently change and state and local laws are different in every jurisdiction. The Company’s operations and properties must comply with these legal requirements. In addition, the Company is required to obtain and maintain permits in connection with the Company’s glass-making operations. The Company has incurred, and expects to continue to incur, costs for the Company’s operations to comply with such legal requirements, and these costs could increase in the future. Many such legal requirements provide for substantial fines, orders (including orders to cease operations) and criminal sanctions for violations. Certain environmental legal requirements provide for strict, and under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment and liability for related damages to natural resources. They may also impose liability for personal injury or property damage due to the presence of, or exposure to, hazardous substances. It is difficult to predict the future development of such laws and regulations or their impact on the Company’s business or results of operations. Anchor anticipates that standards under these types of laws and regulations will continue to tighten and that compliance will require increased capital and other expenditures. A significant order or judgment against Anchor, the loss of a significant permit or license or the imposition of a significant fine or any other liability in excess of, or not covered by, the Company’s reserves and/or the Company’s insurance could adversely impact the Company’s operating performance.

          Over the years, legislation has been introduced at the Federal, state and local levels requiring a deposit or tax, or imposing other restrictions, on the sale or use of certain containers, particularly beer and carbonated soft drink containers. Several states have enacted some form of deposit legislation, and others may in the future. The enactment of additional deposit laws or laws, such as mandatory recycling rate requirements, that affect the cost structure of a particular segment or all of the packaging industry could have a material adverse effect on the Company’s business, results of operations and financial condition.

Organized strikes or work stoppages by unionized employees may have an adverse effect on the Company’s operating performance.

          The Company’s two labor contracts with the Glass Molders, Pottery, Plastics and Allied Workers and its two labor contracts with the American Flint Glass Workers Union expire on March 31, 2005 and August 31, 2005, respectively. If the Company’s unionized employees were to engage in a strike or other work stoppage prior to such contract expiration, or if the Company would be unable to negotiate acceptable extensions of those agreements with labor unions resulting in a strike or other work stoppage by the affected workers, the Company could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could have an adverse impact on the Company’s operating performance.

Anchor may be unable to purchase the Senior Secured Notes upon a change of control.

          Upon the occurrence of specified “change of control” events, Anchor will be required to offer to purchase the Senior Secured Notes. Anchor may not have sufficient financial resources to purchase all of the Senior Secured Notes that holders tender upon a change of control offer. The Revolving Credit Facility prohibits, and future credit agreements or other agreements relating to the Company’s senior indebtedness to which Anchor becomes a party may prohibit it from purchasing any of the Senior Secured Notes, as a result of a change of control.

Anchor’s substantial debt could limit its flexibility, adversely affecting its financial health.

Anchor has a substantial amount of debt that could:

•	make it difficult for it to satisfy its debt obligations;

•	make it vulnerable to general adverse economic and industry conditions;

•	limit its ability to obtain additional financing for working capital, capital expenditures, raw materials, natural gas hedging, product development efforts and other general corporate requirements;

•	require it to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of cash flow for operations and other purposes;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	place it at a competitive disadvantage compared to competitors that may have proportionately less debt.

          In addition, the Company’s ability to make scheduled payments or refinance its obligations depends on its successful financial and operating performance. Operating performance may not be able to generate sufficient cash flow, or capital resources may not be sufficient to permit payment of debt obligations in the future. The Company’s financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond its control.

Anchor’s controlling stockholders may take actions that conflict with the interests of other security holders.

          In excess of a majority of the voting power of Anchor’s capital stock is held by affiliates of Cerberus, referred to herein as the majority stockholders. Accordingly, Cerberus controls the power to elect the Company’s directors, to appoint members of management and to approve all actions requiring the approval of the holders of the Company’s common stock, including adopting amendments to its certificate of incorporation and approving mergers, certain acquisitions or sales of all or substantially all of its assets. The interests of the majority stockholders could conflict with interests other security holders.

Anchor’s business may suffer if it does not retain its senior management.

          The Company depends on its senior management. The loss of services of any of the members of its senior management team could adversely affect its business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions and the Company may be unable to locate or employ such qualified personnel on acceptable terms.

New Accounting Standards

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 revised — Consolidation of Variable Interest Entities (“FIN 46”), which replaces FASB Interpretation No. 46, issued January 2003. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights. The adoption of this interpretation did not impact the Company’s financial position or results of operations.

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

          In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 R — Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132R”), effective for financial statements with fiscal years ending after December 15, 2003 for certain disclosures and requires interim-period disclosures effective for interim periods beginning after December 15, 2003. SFAS 132R requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the disclosure requirements of SFAS 132R.

          In December 2003, the Medicare Act was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least Actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-1 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP FAS 106-1”). Under FSP FAS 106-1, a plan sponsor may elect to defer recognizing the effects of the Medicare Act in the accounting for its plan under SFAS 106 and in providing disclosures related to the plan required by SFAS 132R until authoritative guidance on the accounting for the federal subsidy is issued. The Company has elected to defer recognizing the effects of the Medicare Act, and accordingly, the accumulated post-retirement benefit obligation and the net periodic benefit cost in the accompanying financial statements and notes thereto do not reflect the effects of the Medicare Act on the plan. Specific guidance on the accounting for the federal subsidy is pending and upon its issuance, such guidance could require a sponsor to change previously reported information.

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

          Less than 1% of the Company’s net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant. Through the purchase of natural gas futures, the Company has hedged certain of its estimated natural gas purchases, typically over a period of six to twelve months, although the Company currently has hedges in place extending into 2005. The Company does not enter into such hedging transactions for speculative trading purposes but rather to lock in energy prices. Also, the Company has entered into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

ITEM 8. Financial Statements and Supplementary Data.

Page
Reports of Independent Certified Public Accountants	F-2
Statements of Operations and Comprehensive Income (Loss) –
Year Ended December 31, 2003,
Four Months Ended December 31, 2002 (Reorganized Company),
Eight Months Ended August 31, 2002 and
Year Ended December 31, 2001 (Predecessor Company)
F-4
Balance Sheets – December 31, 2003 and 2002 (Reorganized Company)	F-5
Statements of Cash Flows –
Year Ended December 31, 2003,
Four Months Ended December 31, 2002 (Reorganized Company),
Eight Months Ended August 31, 2002 and
Year Ended December 31, 2001 (Predecessor Company)
F-6
Statements of Stockholders’ Equity (Deficit) –
Year Ended December 31, 2003,
Four Months Ended December 31, 2002 (Reorganized Company),
Eight Months Ended August 31, 2002 and
Year Ended December 31, 2001 (Predecessor Company)
F-8
Notes to Financial Statements	F-10

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

ITEM 9A. Controls and Procedures.

          An evaluation was carried out, as of the end of the period covered by this report on Form 10-K, under the supervision of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Anchor’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Company

          Information regarding Directors of the Company is incorporated by reference from the definitive Proxy Statement under the heading “Proposal 1. Election of Directors.”

          Executive Officers. The following table sets forth certain information regarding each of the Company’s executive officers.

Name	Age	Position
Richard M. Deneau	57	President and Chief Executive Officer and Director

Darrin J. Campbell	39	Chief Financial Officer and Executive Vice President - Sales and Asset Management

Roger L. Erb	61	Executive Vice President - Operations and Engineering

Richard A. Kabaker	60	Vice President, General Counsel and Secretary

          Executive Officers’ Terms of Office. Each officer serves at the discretion of the Board and until such officer’s successor is chosen and qualified.

          Richard M. Deneau assumed his duties as the Company’s President and Chief Operating Officer in July 1997 and as a director in June 1998. In August 2002, he became the Company’s Chief Executive Officer. From January 1996 to June 1997, Mr. Deneau was Senior Vice President and Chief Operating Officer of Ball-Foster Glass Container Co. From October 1992 to January 1996, he was Senior Vice President and General Manager of Beverage Can Operations at American National Can Company. Prior to October 1992, Mr. Deneau was Senior Vice President of Sales at American National Can Company’s Foster-Forbes Glass Company Division, a predecessor of Ball-Foster Glass Container Co.

          Darrin J. Campbell joined the Company as Vice President, Pricing and Business Development in September 2000, became Executive Vice President — Sales and Asset Management in September 2001 and became the Company’s Chief Financial Officer in November 2002. Mr. Campbell was Chief Operating Officer of Pabst Brewing from May 1999 to August 2000 and Chief Financial Officer from September 1996 to April 1999.

          Roger L. Erb became the Company’s Senior Vice President-Operations in October 1997 and Executive Vice President — Operations and Engineering in September 2001. From September 1995 to June 1997, Mr. Erb was Senior Vice President of Technical Services at Ball-Foster Glass Container Co. Prior thereto, he was employed at American National Can Company’s Foster-Forbes Glass Company Division, serving as Senior Vice President of Technical Services from June 1994 to September 1995, Senior Vice President of Operations from January 1993 to June 1994 and, prior to this time, as Vice President of Technical Services.

          Richard A. Kabaker became the Company’s Vice President and General Counsel in December 2002 and became the Company’s Secretary in January 2003. From August 2001 to November 2002, Mr. Kabaker was in private practice. From September 2000 to August 2001, he was Vice President, Legal Affairs and General Counsel of Rexam Beverage Can Company, the successor company to American National Can Company. From 1996 to 2000, he served as Vice President, Legal Affairs of American National Can Company. Prior thereto, he held various positions in the law department of American National Can Company and its predecessor companies.

Code of Ethics

          The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers, and people performing similar functions, as well as to other employees of the Company. A copy of the code of ethics has been filed as an exhibit to this Annual Report on Form 10-K. A copy of Anchor’s code of ethics may be obtained, without charge, by shareholders upon written request to the Secretary at the Company’s corporate office.

ITEM 11. Executive Compensation.

          Information required by Item 11 is incorporated by reference from the definitive Proxy Statement under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information required by Item 12 is incorporated by reference from the definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. Certain Relationships and Related Transactions.

          Information required by Item 13 is incorporated by reference from the definitive Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14. Principal Accountant Fees and Services.

          Information required by Item 14 is incorporated by reference from the definitive Proxy Statement under the heading “Audit Fees.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements, Schedules and Exhibits

1.	Financial Statements. The Financial Statements of Anchor Glass Container Corporation and the Reports of Independent Certified Public Accountants are included beginning at page F-1 of this Annual Report on Form 10-K. See the index included on page 23.

2.	Financial Statement Schedules. The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements of Anchor Glass Container Corporation.

SCHEDULE II

ANCHOR GLASS CONTAINER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2003,
FOUR MONTHS ENDED DECEMBER 31, 2002,
EIGHT MONTHS ENDED AUGUST 31, 2002 AND
YEAR ENDED DECEMBER 31, 2001
(dollars in thousands)

		Additions
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
Description	of period	expenses	accounts	Deductions		period
Year ended December 31, 2003
Allowance for doubtful accounts	$561	$(373)	$—	$(62	)(A)	$250
Four months ended December 31, 2002
Allowance for doubtful accounts	645	—	—	84	(A)	561
Eight months ended August 31, 2002
Allowance for doubtful accounts	1,000	(75)	(285)	(5	)(A)	645
Year ended December 31, 2001
Allowance for doubtful accounts	1,100	—	—	100	(A)	1,000

(A)	Accounts written off, net

3.	Exhibits.

Exhibit
Number	Item
3.1	Amended and Restated Certificate of Incorporation of Anchor	(A)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(A)

3.3	Amended and Restated By-Laws of Anchor	(A)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(A)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(B)

3.6	Certificate of Elimination of the Series C Participating Preferred Stock of Anchor	(B)

4.1	Stockholders’ Agreement, dated August 30, 2002, by and among Anchor, the Investors and the Other Stockholders	(A)

4.2	Indenture dated as of February 7, 2003 among Anchor, as Issuer and The Bank of New York, as Trustee	(C)

4.3	First Supplemental Indenture dated as of August 5, 2003, between Anchor, as Issuer, and the Bank of New York, as Trustee	(D)

4.4	Collateral Access and Intercreditor Agreement, dated February 7, 2003, by and among Congress Financial Corporation (Central), in its capacity as collateral agent, and The Bank of New York, in its capacity as trustee and collateral agent	(C)

4.5	Registration Rights Agreement, dated August 5, 2003, among Anchor and the Initial Purchasers	(D)

10.1†	Southeast Glass Bottle Supply Agreement between Anheuser-Busch, Incorporated and Anchor	(E)

10.2†	Glass Bottle Agreement between Anheuser-Busch, Incorporated and Anchor	(F)

10.3	Limited License Agreement, dated March 8, 2002 between Owens Brockway Glass Container Inc. and Anchor	(A)

10.4	Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Administrative and Collateral Agent, Bank of America, N.A., as Documentation Agent, and the Financial Institutions Named Therein, as Lenders, dated August 30, 2002	(A)

10.5	Term Loan Agreement by and among Anchor, as Borrower, the financial institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent, dated August 30, 2002	(A)

10.6	Security Agreement, made by Anchor in favor of Ableco Finance LLC, dated August 30, 2002	(A)

10.7	Collateral Agency and Intercreditor Agreement dated August 30, 2002 between Congress Financial Corporation (Central) and Ableco Finance, LLC	(A)

10.8	Amendment No. 1 to Loan and Security Agreement by and among Anchor, as Borrower, the financial institutions from time to time parties to the Loan Agreement, as Lenders, and Congress Financial Corporation (Central), as Agent, dated December 31, 2002	(C)

10.9	Amendment No. 2 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated February 7, 2003	(C)

10.10	Amendment No. 3 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated July 25, 2003	(D)

10.11	Termination and Release Agreement between Anchor and Ableco Finance LLC, dated February 7, 2003	(C)

10.12	Form of Director and Officer Indemnification Agreement	(D)

Exhibit
Number	Item
10.13†	Agreement for the Supply of Goods by and among Mott’s Inc., Snapple Beverage Group, Inc. and Anchor, effective January 1, 2004	(G)

12.1	Statement re: computation of ratio of earnings to fixed charges for the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the years ended December 31, 2001, 2000 and 1999	*

14.1	Code of Ethics	*

21.1	List of subsidiaries of the Company	(H)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications	*

*	Filed herewith.

†	Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(B)	Previously filed on November 3, 2003 as an exhibit to the Company’s Registration Statement on Form S-4 (Reg. No. 333-110205) originally filed with the Securities and Exchange Commission on November 3, 2003 and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(D)	Previously filed on September 5, 2003 as an exhibit to the Company’s Registration Statement on Form S-1 (Reg. No. 333-108209) originally filed with the Securities and Exchange Commission on August 26, 2003 and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(F)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002, filed on June 20, 2003 and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 Amendment No. 1 (Reg. No. 333-110205) filed with the Securities and Exchange Commission on December 19, 2003 and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997 and incorporated herein by reference.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated and filed November 3, 2003 pursuant to Items 7 and 12. A press release regarding the release of the Company’s results of operations for the third quarter and nine months ended September 30, 2003 is furnished as an exhibit.

ANCHOR GLASS CONTAINER CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Certified Public Accountants	F-2
Statements of Operations and Comprehensive Income (Loss) –
Year Ended December 31, 2003,
Four Months Ended December 31, 2002 (Reorganized Company),
Eight Months Ended August 31, 2002 and
Year Ended December 31, 2001 (Predecessor Company)
F-4
Balance Sheets – December 31, 2003 and 2002 (Reorganized Company)	F-5
Statements of Cash Flows –
Year Ended December 31, 2003,
Four Months Ended December 31, 2002 (Reorganized Company),
Eight Months Ended August 31, 2002 and
Year Ended December 31, 2001 (Predecessor Company)
F-6
Statements of Stockholders’ Equity (Deficit) –
Year Ended December 31, 2003,
Four Months Ended December 31, 2002 (Reorganized Company),
Eight Months Ended August 31, 2002 and
Year Ended December 31, 2001 (Predecessor Company)
F-8
Notes to Financial Statements	F-10

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Anchor Glass Container Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Anchor Glass Container Corporation for the eight-month period ended August 31, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the eight-month period ended August 31, 2002 and the year ended December 31, 2001 listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company plan of reorganization became effective on August 30, 2002. As discussed in Notes 3 and 4 to the financial statements, the Company adopted “Fresh-Start Reporting” principles in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

Tampa, Florida
November 22, 2002

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Anchor Glass Container Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Anchor Glass Container Corporation at December 31, 2003 and 2002, and the results of its operations and cash flows for the year ended December 31, 2003 and the four months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003 and the four months ended December 31, 2002 listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company plan of reorganization became effective on August 30, 2002. As discussed in Notes 3 and 4 to the financial statements, the Company adopted “Fresh-Start Reporting” principles in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
February 11, 2004

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)

	Reorganized Company		Predecessor Company

	Year	Four Months	Eight Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	August 31,	December 31,
	2003	2002	2002	2001

Net sales	$709,943	$211,379	$504,195	$702,209
Costs and expenses:
Cost of products sold	660,402	192,434	451,619	658,641
Selling and administrative expenses	26,963	9,683	19,262	28,462
Restructuring, net	—	—	(395)	—
Related party provisions and charges	—	—	—	35,668

Income (loss) from operations	22,578	9,262	33,709	(20,562)
Reorganization items, net	—	—	47,389	—
Other income (expense), net	(156)	450	673	106
Interest expense (eight months ended August 31, 2002 contractual interest of $19,800)	(48,549)	(10,381)	(17,948)	(30,612)

Net income (loss)	$(26,127)	$(669)	$63,823	$(51,068)

Series C preferred stock dividends	$(7,263)	$(3,022)

Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption	$(38,118)	$—

Series A and B preferred stock dividends (eight months ended August 31, 2002 contractual dividends of $9,371)			$(4,100)	$(14,057)

Income (loss) applicable to common stock	$(71,508)	$(3,691)	$59,723	$(65,125)

Basic net income (loss) per share applicable to common stock	$(4.37)	$(0.27)	$11.37	$(12.40)

Basic weighted average number of common shares outstanding	16,364,196	13,499,995	5,251,356	5,251,356

Diluted net income (loss) per share applicable to common stock	$(4.37)	$(0.27)	$1.89	$(12.40)

Diluted weighted average number of common shares outstanding	16,364,196	13,449,995	33,805,651	5,251,356

Comprehensive income (loss):
Net income (loss)	$(26,127)	$(669)	$63,823	$(51,068)
Other comprehensive income (loss):
Derivative income (loss)	1,954	190	531	(531)
Minimum pension liability adjustment	—	—	—	(62,468)

Comprehensive income (loss)	$(24,173)	$(479)	$64,354	$(114,067)

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
BALANCE SHEETS
(dollars in thousands, except per share data)

	Reorganized Company
	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$23,083	$351
Restricted cash	—	4,387
Accounts receivable, less allowance for doubtful accounts of $250 and $561, respectively	36,674	42,070
Inventories	136,784	102,149
Other current assets	11,230	8,603

Total current assets	207,771	157,560

Property, plant and equipment:
Land and land improvements	11,760	11,694
Buildings	69,474	67,004
Machinery, equipment and molds	479,850	322,565
Less accumulated depreciation and amortization	(83,831)	(16,877)

	477,253	384,386
Other assets	14,674	6,815
Intangible assets	6,846	7,636

	$706,544	$556,397

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$—	$47,413
Current maturities of long-term debt	8,895	8,315
Accounts payable	55,000	46,969
Accrued expenses	17,004	35,314
Accrued interest	14,900	5,167
Accrued compensation and employee benefits	31,271	26,331

Total current liabilities	127,070	169,509

Long-term debt	422,881	243,073
Long-term post-retirement liabilities	40,197	40,342
Other long-term liabilities	20,833	23,952

	483,911	307,367
Commitments and contingencies
Redeemable preferred stock, Series C, $.01 par value; (2002 - 100,000 shares authorized; 75,000 shares issued and outstanding; $78,022 liquidation preference )	—	78,022

Stockholders’ equity (deficit):
Common stock, $.10 par value; 60,000,000 shares authorized; shares issued and outstanding 24,507,343 – 2003 and 13,499,995 - 2002	2,451	1,350
Capital in excess of par value	129,549	3,650
Accumulated deficit	(38,581)	(3,691)
Accumulated other comprehensive income (loss)-Derivatives	2,144	190

	95,563	1,499

	$706,544	$556,397

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Reorganized Company		Predecessor Company

	Year	Four Months	Eight Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	August 31,	December 31,
	2003	2002	2002	2001

Cash flows from operating activities:
Net income (loss)	$(26,127)	$(669)	$63,823	$(51,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	66,632	17,003	33,952	48,443
Other amortization	3,880	1,008	1,769	5,581
Write-off and amortization of financing fees	5,273	623	1,609	2,389
Loss (gain) on sale of property and equipment	379	(7)	90	(495)
Other	(1,207)	(125)	(329)	(118)
Restructuring and reorganization payments	—	(3,644)	(4,835)	—
Restructuring, net	—	—	(395)	—
Reorganization items, net	—	—	(47,389)	—
Related party provisions and charges	—	—	—	35,668
Increase (decrease) in cash resulting from changes in assets and liabilities	(23,657)	6,792	6,280	(3,999)

	25,173	20,981	54,575	36,401

Cash flows from investing activities:
Expenditures for property, plant and equipment	(119,115)	(28,666)	(42,654)	(41,952)
Purchase of equipment under leases	(39,217)	—	—	—
Proceeds from sale of property and equipment	10,747	10,026	47	14,812
Deposit of sale proceeds into escrow account	(10,000)	(10,000)	—	(13,379)
Withdrawal of funds from escrow account	10,000	10,000	—	13,348
Change in restricted cash	4,387	1,548	(5,935)	—
Payments for strategic alliances with customers	—	—	(1,266)	(1,824)
Other	(3,748)	(996)	265	(1,879)

	(146,946)	(18,088)	(49,543)	(30,874)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	353,750	—	20,000	—
Principal payments of long-term debt	(178,493)	(1,774)	(51,416)	(1,937)
Proceeds from issuance of common stock	127,726	—	5,000	—
Proceeds from issuance of preferred stock	—	—	75,000	—
Redemption of Series C preferred stock, including dividends	(85,285)	—	—	—
Payment of capital lease obligations for assets purchased	(5,539)	—	—	—
Repurchase of warrants	(1,500)
Dividends paid on common stock	(980)
Plan distributions to Series A preferred stock	(3,705)	(17,409)	—	—
Restructuring and reorganization payments	—	(1,056)	(10,727)	—
Initial payment made under the PBGC Agreement	—	—	(20,750)	—
Net draws (repayments) on Revolving Credit Facility	(47,413)	15,817	31,596	—
Net repayments on prior revolving credit facilities	—	—	(50,981)	(7,976)
Other, primarily financing fees	(14,056)	1,571	(2,861)	270

	144,505	(2,851)	(5,139)	(9,643)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	22,732	42	(107)	(4,116)
Balance, beginning of period	351	309	416	4,532

Balance, end of period	$23,083	$351	$309	$416

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Reorganized Company		Predecessor Company

	Year	Four Months	Eight Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	August 31,	December 31,
	2003	2002	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,708	$11,638	$12,081	$28,223

Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	$8,003	$5,976	$(2,342)	$(7,525)
Inventories	(34,635)	(14,914)	18,338	19,948
Other current assets	(1,616)	1,230	533	974
Accounts payable, accrued expenses and other current liabilities	2,745	9,215	(5,495)	(26,279)
Other, net	1,846	5,285	(4,754)	8,883

	$(23,657)	$6,792	$6,280	$(3,999)

Supplemental noncash activities:
Non-cash redemption of Series C preferred stock	$38,118	$—	$—	$—

Non-cash equipment financing	$10,000	$10,000	$—	$—

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

					Capital		Accumulated	Total
	Series B	Issuable			in excess		other	stockholders’
	preferred	preferred	Common		of par	Accumulated	comprehensive	equity
	stock	stock	stock	Warrants	value	deficit	loss	(deficit)

Predecessor Company
Balance, January 1, 2001	$34	$21,731	$216	$15,433	$98,403	$(127,443)	$(13,000)	$(4,626)
Warrants exercised	—	—	120	(5,987)	5,867	—	—	—
Contribution from shareholder related to profit on intercompany sales	—	—	—	—	250	—	—	250
Dividends accrued on Series A preferred stock	—	—	—	—	—	(5,598)	—	(5,598)
Net loss	—	—	—	—	—	(51,068)	—	(51,068)
Derivative loss	—	—	—	—	—	—	(531)	(531)
Amount related to minimum pension liability	—	—	—	—	—	—	(62,468)	(62,468)

Predecessor Company
Balance, December 31, 2001	34	21,731	336	9,446	104,520	(184,109)	(75,999)	(124,041)
Dividends accrued on Series A preferred stock	—	—	—	—	—	(1,633)	—	(1,633)
Net income	—	—	—	—	—	63,823	—	63,823
Derivative income	—	—	—	—	—	—	531	531
Reorganization adjustments, net	(34)	(21,731)	(336)	(9,446)	(104,520)	121,919	75,468	61,320
Issuance of 13,499,995 shares of common stock	—	—	1,350	—	3,650	—	—	5,000

Reorganized Company
Balance, August 31, 2002	$—	$—	$1,350	$—	$3,650	$—	$—	$5,000

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands, except per share data)

		Capital		Accumulated	Total
		in excess		other	stockholders’
	Common	of par	Accumulated	comprehensive	equity
	stock	value	deficit	income (loss)	(deficit)

Reorganized Company
Balance, August 31, 2002	$1,350	$3,650	$—	$—	$5,000
Dividends accrued on Series C preferred stock	—	—	(3,022)	—	(3,022)
Net loss	—	—	(669)	—	(669)
Derivative income	—	—	—	190	190

Reorganized Company
Balance, December 31, 2002	1,350	3,650	(3,691)	190	1,499
Repurchase of warrants	—	—	(1,500)	—	(1,500)
Dividends declared on common stock of $.04 per share	—	(980)	—	—	(980)
Dividends accrued on Series C preferred stock	—	—	(7,263)	—	(7,263)
Issuance of 8,625,000 shares of common stock in the initial public offering	863	126,863	—	—	127,726
Redemption of 75,000 shares of Series C preferred stock	—	(38,118)	—	—	(38,118)
Issuance of 2,382,348 shares of common stock in redemption of Series C preferred stock	238	37,880	—	—	38,118
Net loss	—	—	(26,127)	—	(26,127)
Equity incentive plan	—	254	—	—	254
Derivative income	—	—	—	1,954	1,954

Reorganized Company
Balance, December 31, 2003	$2,451	$129,549	$(38,581)	$2,144	$95,563

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 – Basis of Presentation and Significant Accounting Policies

     Organization of the Company

          On August 30, 2002, Anchor Glass Container Corporation (the “Company” or “Anchor”), a Delaware corporation, completed a restructuring of its existing debt and equity securities. Certain investment funds and managed accounts affiliated with Cerberus Capital Management, L.P. (“Cerberus”), acquired all of the outstanding capital stock of Anchor through their investment in Anchor Glass Container Holding LLC (“AGC Holding”), a Delaware limited liability company formed in August 2002. On September 18, 2003, AGC Holding, the former parent company of Anchor, was dissolved and the Anchor securities held by AGC Holding were distributed to its members.

          On September 30, 2003, the Company consummated an initial public offering of 7,500,000 shares of its common stock, par value $.10 per share, at the initial public offering price of $16.00 per share (the “Equity Offering”). On October 8, 2003, the underwriters for the Equity Offering exercised an option to purchase 1,125,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering. The Company received net proceeds from the Equity Offering of $127,726 (including proceeds of $16,830 from the exercise of the over-allotment option).

          As of December 31, 2003, certain investment funds and managed accounts affiliated with Cerberus own approximately 61.8% of the outstanding common stock of Anchor.

          The financial statements of the Company as of and for periods subsequent to August 31, 2002 are referred to as the “Reorganized Company” statements. All financial statements prior to that date are referred to as the “Predecessor Company” statements. The financial statements for the eight months ended August 31, 2002 give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting. The effective date of the plan of reorganization (the “Plan”) was August 30, 2002 (the “Effective Date”); however, for accounting purposes, the Company has accounted for the reorganization and fresh start adjustments on August 31, 2002.

     Business Segment

          The Company operates as one reportable segment and is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, beverage, food and liquor industries. The Company markets its products throughout the United States. The Company’s international and export sales are not significant. Sales to Anheuser-Busch Companies, Inc. (“Anheuser-Busch”) represented 53.3%, 46.1%, 42.5% and 36.3%, respectively, of net sales for the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the year ended December 31, 2001. The loss of Anheuser-Busch or another significant customer, unless replaced, could have a material adverse effect on the Company’s business.

     Revenue Recognition

          Revenues are recognized as product is shipped to customers, net of applicable rebates and discounts. The Company may invoice customers to recover certain cost increases, recognizing these amounts as revenue in net sales.

     Cash and Cash Equivalents

          The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be cash equivalents.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     Inventories

          Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs. Freight costs for the delivery of inventories to customers are included in cost of products sold on the statement of operations. Inventories are comprised of:

	December 31,

	2003	2002

Raw materials and manufacturing supplies	$28,144	$22,796
Finished products	108,640	79,353

	$136,784	$102,149

     Property, Plant and Equipment

          Property, plant and equipment expenditures, including furnace rebuilds which extend useful lives and expenditures for glass forming machine molds, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets, except for molds which are depreciated on a unit of production method based on units of glass produced, supplemented by a net realizable formula to cover technical obsolescence. Generally, annual depreciation lives average 12 years for buildings and range from 5 to 16 years for machinery and equipment. Furnace and machine rebuilds, which are recurring in nature and which extend the lives of the related assets, are capitalized and depreciated over the period of extension, based on the type and extent of these rebuilds. Depreciation of leased property recorded as capital assets is computed on a straight-line basis over the estimated useful lives of the assets or the life of the lease. Maintenance and repairs are charged directly to expense as incurred. Construction in progress, included in machinery and equipment, was approximately $25,056 and $12,750, respectively, at December 31, 2003 and 2002. Interest costs on construction projects are not capitalized due to the short duration and recurring nature of the projects.

          The Company has historically scheduled temporary shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under the Company’s labor union contracts. Costs related to the shutdown activities are expensed as incurred.

     Intangible assets and Goodwill

          Effective January 1, 2002, the Company applies Statement of Financial Accounting Standards No. 142 – Goodwill and Other Intangible Assets (“SFAS 142”), addressing financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years.

          Intangible assets, initially recorded at fair market value of $7,900 at August 31, 2002, were valued by independent appraisers. These assets are attributable to long-term customer relationships and are being amortized on a straight-line basis over a period of ten years, which represents the estimated economic useful lives of these relationships. Amortization expense in the year ended December 31, 2003 and the four months ended December 31, 2002 was $790 and $264, respectively. The Company estimates annual amortization expense of $790 in each of the next five years. Accumulated amortization at December 31, 2003 and 2002 was $1,054 and $264, respectively.

          Goodwill, written off pursuant to fresh start reporting (see Note 4), represented the excess of the 1997 purchase price over the estimated fair value of net assets then acquired and was amortized on a straight-line basis

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

over a twenty-year period. Amortization expense was $2,976 in the year ended December 31, 2001. The following table reconciles the Company’s net loss in the year ended December 31, 2001, adjusted to exclude goodwill amortization, to amounts previously reported:

Year Ended December 31,

2001

Net loss, as reported	$(51,068)
Goodwill amortization	2,976

Net loss, as adjusted	$(48,092)

Basic and diluted net loss per share applicable to common stock, as reported	$(12.40)

Basic and diluted net loss per share applicable to common stock, as adjusted	$(11.83)

     Impairment of Long-Lived Assets

          The Company applies Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), addressing financial reporting for the impairment or disposal of long-lived assets, which was effective in fiscal 2002. SFAS 144 superseded Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) and the reporting provisions of Accounting Principles Board Opinion No. 30 – Reporting the Results of Operations, for the disposal of a segment of a business. SFAS 121 established the recognition and measurement standards related to the impairment of long-lived assets. The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company concluded that no impairment exists as of December 31, 2003. SFAS 121 did not have a material effect on the Company’s results of operations or financial position for the year ended December 31, 2001. Assets previously held for sale have been reclassified as operating property, plant and equipment because they had been held for sale for greater than one year. The net book values of these assets (approximately $6,650) are equivalent to their estimated salvage values; therefore, no future depreciation expense will be recorded.

     Accounts Payable

          Accounts payable includes checks issued and outstanding of $12,795 and $13,683, respectively, at December 31, 2003 and 2002.

     Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $484,000 at December 31, 2003 based on the then available market information. Long-term debt was estimated to have a fair

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

value equal to its carrying value at December 31, 2002. The carrying amount of other financial instruments, except for the natural gas future and option contracts discussed in Note 7, approximate their estimated fair values.

          The fair value information presented herein is based on information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

     Debt Issue Costs

          The Company capitalizes financing fees related to obtaining its debt commitments and amortizes these costs over the term of the related debt.

     Accounting for Derivative Instruments and Hedging Activities

          The Company applies Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, SFAS 138 and SFAS 149 (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair values that are designated effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

     Income Taxes

          The Company applies Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (“SFAS 109”) which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not it is more likely than not that deferred tax assets are recoverable. This assessment includes anticipating future taxable income and the Company’s tax planning strategies and is made on an ongoing basis. Consequently, future material changes in the valuation allowance are possible.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     Income (Loss) per Share

          Basic and diluted net income (loss) per common share was computed by dividing income (loss) applicable to common stock by the weighted-average number of common shares and contingently issuable shares outstanding during the period.

          The computation of basic and diluted net income (loss) per share is as follows (dollars in thousands, except per share data):

	Year	Four Months	Eight Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	August 31,	December 31,
	2003	2002	2002	2001

Basic net income (loss) per share:
Net income (loss)	$(26,127)	$(669)	$63,823	$(51,068)
Series C preferred stock dividends	(7,263)	(3,022)	—	—
Series A and B preferred stock dividends	—	—	(4,100)	(14,057)
Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption	(38,118)	—	—	—

Income (loss) applicable to common stock	$(71,508)	$(3,691)	$59,723	$(65,125)
Divided by the sum of:
Weighted average shares outstanding	16,364,196	13,499,995	3,357,825	2,772,212
Weighted average warrants outstanding	—	—	1,893,531	2,479,144

	16,364,196	13,499,995	5,251,356	5,251,356

Basic net income (loss) per share applicable to common stock	$(4.37)	$(0.27)	$11.37	$(12.40)

Diluted net income (loss) per share:
Income (loss) applicable to common stock	$(71,508)	$(3,691)	$59,723	$(65,125)
Effect of dilutive securities – Dividends on Series A and B preferred stock	—	—	4,100	—

	$(71,508)	$(3,691)	$63,823	$(65,125)
Divided by the sum of:
Weighted average shares outstanding	16,364,196	13,499,995	3,357,825	2,772,212
Weighted average warrants outstanding	—	—	1,893,531	2,479,144
Dilutive potential common shares – Series A and B preferred stock	—	—	28,554,295	—

	16,364,196	13,499,995	33,805,651	5,251,356

Diluted net income (loss) per share applicable to common stock	$(4.37)	$(0.27)	$1.89	$(12.40)

          A total of 810,003 stock options currently outstanding were not included in the calculation of diluted net income (loss) per share for the year ended December 31, 2003, as the effect of including such options is antidilutive. Warrants outstanding in the eight months ended August 31, 2002 and the year ended December 31, 2001 were contingently issuable shares as the stock underlying the warrants were issuable for no additional consideration and the conditions necessary for share exercise had been met. There was no effect given for the assumed conversion of 6,468,555 shares of Series A and Series B preferred stock for the year ended December 31, 2001, as the conversion would have been antidilutive.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          In a redemption of preferred stock, the excess of the fair value of the consideration transferred to the holders of preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. Upon the redemption of the Series C Participating Preferred Stock, par value $.01 (the “Series C Preferred Stock”) (see Note 2), the excess consideration (2,382,348 shares of common stock valued at $16.00 per share, or $38,118) was deducted in the calculation of income (loss) applicable to common stock in the computation of basic and diluted net income (loss) per share, representing $(2.33) per share for the year ended December 31, 2003.

     Equity Incentive Plans

          In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 - Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation under SFAS 123 by applying the prospective method of accounting, under which the Company applies the recognition provisions to all employee awards granted after the beginning of 2003.

          The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method had been applied to all outstanding awards in each period:

	Year	Four Months	Eight Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	August 31,	December 31,
	2003	2002	2002	2001

Reported net income (loss)	$(26,127)	$(669)	$63,823	$(51,068)
Add: Stock-based employee compensation expense included in reported net income (loss)	254	—	—	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(254)	—	(56)	(507)

Pro forma net income (loss)	$(26,127)	$(669)	$63,767	$(51,575)

Basic net income (loss) per share applicable to common stock:
As reported	$(4.37)	$(0.27)	$11.37	$(12.40)

Pro forma	$(4.37)	$(0.27)	$11.36	$(12.50)

Diluted net income (loss) per share applicable to common stock
As reported	$(4.37)	$(0.27)	$1.89	$(12.40)

Pro forma	$(4.37)	$(0.27)	$1.89	$(12.50)

          Salaried employees of the Company participated in an incentive stock option plan of Anchor’s former indirect parent. These options, which were cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees, in accounting for these options in the eight months ended August 31, 2002 and the year ended December 31, 2001.

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

     New Accounting Standards

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 revised—Consolidation of Variable Interest Entities (“FIN 46”), which replaces FASB Interpretation No. 46, issued January 2003. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights. The adoption of this interpretation did not impact the Company’s financial position or results of operations.

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

          In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 R—Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132R”), effective for financial statements with fiscal years ending after December 15, 2003 for certain disclosures and requires interim-period disclosures effective for interim periods beginning after December 15, 2003. SFAS 132R requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the disclosure requirements of SFAS 132R.

          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-1 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP FAS 106-1”). Under FSP FAS 106-1, a plan sponsor may elect to defer recognizing the effects of the Medicare Act in the accounting for its plan under Statement of Financial Accounting Standards No. 106—Employers’ Accounting for Postretirement Benefits Other Than Pensions and in providing disclosures related to the plan required by SFAS 132R until authoritative guidance on the accounting for the federal subsidy is issued. The Company has elected to defer recognizing the effects of the Medicare Act, and accordingly, the accumulated post-retirement benefit obligation and the net periodic benefit cost in the accompanying financial statements and notes thereto do not reflect the effects of the Medicare Act on the plan. Specific guidance on the accounting for the federal subsidy is pending and upon its issuance, such guidance could require a sponsor to change previously reported information.

     Reclassifications

          Certain reclassifications have made to the statement of cash flows for the periods prior to the year ended December 31, 2003.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 2 – Initial Public Offering

          On September 30, 2003, the Company consummated the Equity Offering. Approximately $85,285 of the net proceeds of the Equity Offering were used to redeem all of the Series C Preferred Stock. The redemption price of the Series C Preferred Stock was equal to the sum of (i) $1,000 per share ($75,000) plus all accrued and unpaid dividends computed to the date of redemption ($10,285) and (ii) 15% of the fair market value of all of the outstanding shares of common stock. The portion of the redemption price specified in clause (ii) of the preceding sentence was paid through the issuance of 2,382,348 shares of common stock (valued at $38,118 based on the initial public offering price of $16.00 per share). The remainder of the net proceeds of the Equity Offering will be used to fund working capital and for general corporate purposes. Pending application of these net proceeds, advances outstanding under Anchor’s revolving credit facility were paid down and the excess funds were invested in short term U.S. government securities.

NOTE 3 – Plan of Reorganization and Liquidity

          On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities pursuant to the Plan under Chapter 11 of the United States Bankruptcy Code (the “Reorganization”). A voluntary bankruptcy petition was filed on April 15, 2002 (the “Petition Date”). As part of the Reorganization, AGC Holding acquired 75,000 shares of newly authorized Series C Preferred Stock for $75,000 and 13,499,995 shares of newly authorized common stock for $5,000 (see Note 8). Ableco Finance LLC, an affiliate of Cerberus, provided Anchor with a new $20,000 term loan (the “Term Loan”) (see Note 6). In connection with the Reorganization, Anchor entered into a new $100,000 credit facility (the “Revolving Credit Facility”) (see Note 5). The Series C Preferred Stock was redeemed with a portion of the proceeds of the Equity Offering. The Term Loan was repaid with a portion of the proceeds of a note offering (see Note 6).

          Under the terms of the Plan, the holders of Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the “First Mortgage Notes”), retained their outstanding $150,000 of First Mortgage Notes and received a consent fee of $5,625 for the waiver of the change-in-control provisions, the elimination of the pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S., Inc. (“Consumers U.S.”) as a guarantor). Consumers U.S. was the former parent company of Anchor. The holders of Anchor’s 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the “Senior Notes”), were repaid in cash at 100% of their principal amount. Holders of Anchor’s mandatorily redeemable 10% cumulative convertible preferred stock (“Series A Preferred Stock”) (having an accrued liquidation value of approximately $83,600) were entitled to receive a cash distribution of $22,500 in exchange for their shares and the Series A Preferred Stock was cancelled. Of this amount, $21,114 has been paid through December 31, 2003 and the remaining liability is included in accrued expenses on the balance sheet. Anchor’s redeemable 8% cumulative convertible preferred stock (the “Series B Preferred Stock”) (having an accrued liquidation value of approximately $105,700) and common stock and warrants were cancelled and the holders received no distribution under the Plan.

          Because of the Chapter 11 proceedings, there was no accrual of interest on the unsecured Senior Notes after the Petition Date. If accrued through the Effective Date, interest expense would have increased by $1,852 during the eight months ended August 31, 2002. In addition, effective as of the Petition Date, Anchor ceased accruing dividends on the Series A and Series B preferred stock.

          In connection with the Reorganization, Anchor settled a shareholder derivative action that had been pending in Delaware Chancery Court. The litigation was settled for total consideration to the Company of approximately $9,000, of which approximately $6,300 was in cash, with the balance of the consideration to Anchor being an assignment to Anchor by Consumers U.S. of the funds it would otherwise have been entitled to receive under the Plan. The settlement also included the exchange of mutual releases by the parties and payment by Anchor of certain legal fees. The settlement of the shareholder derivative action was approved by the Delaware Chancery Court and was recorded in August 2002 as a component of restructuring, net, in the accompanying financial statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Implementation of the settlement was completed in the fourth quarter of 2002 with Anchor receiving approximately $6,300 in cash.

          Anchor also entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”). At the Effective Date, Anchor paid $20,750 to the PBGC and entered into a ten-year payment obligation (see Note 11).

          All of Anchor’s other unaffiliated creditors, including trade creditors, were unimpaired and have been or will be paid in the ordinary course of business.

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

          Restructuring and reorganization payments included as financing activities in the statements of cash flows were comprised of attorneys’ and professional fees, financial institution fees incurred in obtaining debtor-in-possession secured financing and consent fees paid to First Mortgage Note holders. All other restructuring and reorganization payments were classified as operating activities.

          The costs and gains are summarized as follows (dollars in thousands):

Reorganization items, net:
Fresh start adjustments to reflect the impact of fresh-start reporting in accordance with the provisions of SOP 90-7, which included increasing property, plant and equipment ($86,860), recognizing identifiable intangible assets for customer relationships ($7,900) and writing off goodwill ($44,852)	$(49,908)

Debtor-in-possession secured financing facility fees charged by the bank to execute the Company’s debtor-in-possession financing arrangement during the course of the bankruptcy proceeding	2,450
Attorneys’ fees incurred for legal services performed, claims processor fees and printing fees incurred for the bankruptcy proceeding	1,687
Write-off of the unamortized balance of deferred financing costs related to Senior Notes. The Senior Notes were repaid with proceeds obtained when the Plan became effective	1,276
Write-off of interest accrued on the Senior Notes prior to the filing of Chapter 11. Interest ceased to accrue under the bankruptcy proceedings and accrued interest was forgiven when the plan became effective	(2,894)

2,519

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
Direct costs of the restructuring, which include an accrual for claims under the Plan ($2,400), the cost of employee restructuring bonuses paid upon the successful implementation of the Plan ($2,110), purchase of certain director/officer liability and environmental liability insurance policies mandated by the Plan ($1,550), the write-off of deferred financing fees of the revolving credit facility upon entering into the debtor-in-possession secured financing facility ($1,165) and severance charges ($728 for 12 employees). At December 31, 2002, remaining liabilities were $987 for the accrual for claims
7,953
Consent fee paid to the holders of the First Mortgage Notes under the terms of the Plan, which was negotiated prior to the Chapter 11 filing and was directly stipulated by the Plan	5,625
Write-down of a customer notes receivable of $10,000, due to a negotiated early collection of the balance. The notes were originally entered into in 1999 in satisfaction of accounts receivable and a strategic alliance commitment and were scheduled to mature in 2004. Cerberus, through certain Cerberus-affiliated funds and managed accounts invested $80.0 million of new equity capital into the Company, directed the settlement of the notes, as part of the restructuring, in order to fund other costs incurred with respect to the restructuring	4,473
Other fees, which include a consent fee of $2,500 paid for settlement of change-in-control issues related to the Plan and reimbursement of professional fees of $1,400 incurred by Cerberus	3,900
Gain on cash settlement of a shareholders’ derivative action offset by legal fees related to the settlement	251
Modifications to the Company’s post-retirement benefits program, implemented as part of the Reorganization, resulting in a reduction of long-term post retirement liabilities	(24,432)
Adjustment of previously recorded pension liabilities to reflect amounts agreed upon under the PBGC Agreement (see Note 11)	(8,233)

$(395)

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 4 – Fresh Start Reporting

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

          The Reorganization and adoption of fresh start reporting resulted in the following adjustments to the condensed balance sheet of Anchor as of August 31, 2002:

	Predecessor					Reorganized
	Company at	Reorganization		Fresh Start		Company at
	August 31, 2002	Adjustments		Adjustments		August 31, 2002
Current assets	$118,438	$34,810	(a), (b), (c)	$—		$153,248
Property, plant and equipment	285,630	—		86,860	(e)	372,490
Other asset	11,189	1,408	(a), (c)	—		12,597
Goodwill and intangible assets	44,852	—		(36,952)	(d), (e)	7,900

	$460,109	$36,218		$49,908		$546,235

Current liabilities	$155,656	$8,718	(b), (c)	$93		$164,467
Long-term debt	266,886	(30,000)	(a), (b)	—		236,886
Long-term post-retirement liabilities	39,910	—		—		39,910
Other long-term liabilities	24,972	—		—		24,972

	487,424	(21,282)		93	(d)	466,235
Redeemable preferred stock	83,659	75,000	(a)	(61,159	) (d)	75,000
		(22,500	) (b)
Stockholders’ equity (deficit)	(110,974)	5,000	(a), (b)	110,974	(d)	5,000

	$460,109	$36,218		$49,908		$546,235

(a)	Reflects the proceeds from the issuance of 75,000 shares of Series C Preferred Stock ($75,000), 13,499,995 shares of Common Stock ($5,000), proceeds from the issuance of the Term Loan ($20,000) and payment of financing fees.

(b)	Reflects the distributions under the Plan to repay the Senior Notes ($50,000) and the accrual of the final distribution to the holders of the Series A preferred stock ($22,500).

(c)	Reflects the payoff of the debtor-in-possession secured financing facility, the proceeds under the Revolving Credit Facility and the payment of financing fees. (See Note 3.)

(d)	Reflects the cancellation of the remaining value of the Series A preferred stock ($61,159), the cancellation of the Series B preferred stock ($105,731), the cancellation of the common stock ($20,890) and warrants ($9,446) and other accumulated deficit items ($247,041) of the Predecessor Company.

(e)	Reflects the write off of goodwill ($44,852) and the revaluation of Company’s property, plant and equipment ($86,860) and identifiable intangible assets ($7,900) based upon an independent appraisal.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 5 – Revolving Credit Facility

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

          Availability under the Revolving Credit Facility is restricted to the lesser of (i) $100,000 and (ii) the borrowing base amount. The borrowing base amount is defined as the amount equal to (A) the lesser of (i) the amount equal to (a) eighty-five (85%) percent of the net amount of eligible accounts plus (b) the lesser of (1) $60,000 or (2) sixty (60%) percent multiplied by the value of the eligible inventory or (ii) $100,000; minus (B) reserves in such amounts as the agent may from time to time establish. Advances under the Revolving Credit Facility may be made as prime rate loans or eurodollar rate loans at the Company’s election. Interest rates payable upon such advances are based upon the prime rate or eurodollar rate depending on the type of loan, plus an applicable margin. The applicable margin varies with availability and ranges from 0.50% to 1.00% for prime rate loans, 2.25% to 2.75% for eurodollar rate loans and 2.00% to 2.50% for letters of credit. The loan and security agreement contains certain fees, including closing fees, servicing fees, unused line fees and early termination fees.

          Loans made pursuant to the Revolving Credit Facility are secured by a first priority security interest in, a lien upon, and a right of set off against all of the Company’s inventories, receivables, general intangibles and proceeds therefrom. All cash collections are accounted for as reductions of advances outstanding under the Revolving Credit Facility.

          The Revolving Credit Facility contains customary negative covenants and restrictions for transactions, including among other restrictions and without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, restricted junior payments, transactions with affiliates, change of control and changes relating to indebtedness. In addition, the Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test unless minimum availability declines below $10,000, in which case the Company must meet a monthly fixed charge coverage test. The Revolving Credit Facility contains customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, and cross defaults with certain other indebtedness and agreements, including, without limitation, the Senior Secured Note indenture and the PBGC settlement agreement.

          At December 31, 2003, there were no advances outstanding under the Revolving Credit Facility, borrowing availability was $73,789 and outstanding letters of credit on this facility were $7,627. During the year ended December 31, 2003, average advances outstanding were approximately $25,503, the average interest rate was 5.88% and the highest month-end advance was $68,488.

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

          At December 31, 2002, outstanding letters of credit under the debtor-in-possession secured financing facility were approximately $3,998 and were collateralized by a cash deposit, recorded as restricted cash on the balance sheet at December 31, 2002. The transition of these letters of credit to the Revolving Credit Facility and the return of the cash deposit were completed in the first quarter of 2003.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 6 – Long-Term Debt

          Long-term debt consists of the following:

	December 31,
	2003	2002
$350,000 Senior Secured Notes, interest at 11% due 2013	$350,000	$—
Unamortized premium on Senior Secured Notes	3,586	—
$150,000 First Mortgage Notes, interest at 11¼% due 2005	—	150,000
$20,000 Term Loan, interest at 14% due 2005	—	20,000
Capital lease obligations	17,550	16,359

	371,136	186,359
PBGC obligation	60,640	65,029

	431,776	251,388
Less current maturities of long-term debt	(8,895)	(8,315)

	$422,881	$243,073

          On February 7, 2003, the Company completed an offering of 11% Senior Secured Notes due 2013, aggregate principal amount of $300,000 (the “Senior Secured Notes”), issued under an indenture dated as of February 7, 2003, among the Company and The Bank of New York, as Trustee (the “Indenture”). The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor’s existing real property, equipment and other fixed assets relating to Anchor’s nine operating glass container manufacturing facilities. The collateral does not include inventory, accounts receivable or intangible assets. The net book value of the collateral was $422,152 at December 31, 2003.

          Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289,000 and were used to repay the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon ($156,256 in total), the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee ($20,354 in total) and advances then outstanding under the Revolving Credit Facility ($66,886 in total), which included funds for certain of the Company’s capital improvement projects. The remaining proceeds of approximately $45,000 were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder.

          The Company entered into a Registration Rights Agreement on February 7, 2003, under which the Company registered with the Securities and Exchange Commission (“SEC”) new Senior Secured Notes, having substantially identical terms as the Senior Secured Notes. On August 5, 2003, the Company completed an exchange offer with respect to $298,800 of Senior Secured Notes tendered in the exchange offer, for a like principal amount of new Senior Secured Notes, identical in all material respects to the Senior Secured Notes, except that the new Senior Secured Notes do not bear legends restricting the transfer thereof.

          On August 5, 2003, the Company completed an additional offering of 11% Senior Secured Notes due 2013, aggregate principal amount of $50,000 (the “Additional Notes”). Proceeds from the issuance of the Additional Notes, net of fees, were approximately $53,400. The Additional Notes were issued at an issue price of 107.5% of their principal amount. The Additional Notes were issued under the same Indenture as the Senior Secured Notes, as supplemented by a first supplemental indenture, dated August 5, 2003, and their terms are identical in all material respects to the Senior Secured Notes, except that the Additional Notes were then subject to certain restrictions on transfer. 100% of the net proceeds from the issuance of the Additional Notes were used to finance improvements to the collateral securing the Senior Secured Notes and the Additional Notes in compliance with the Indenture. Pending

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

application of such proceeds, a portion of the net proceeds were used to pay down advances outstanding under the Revolving Credit Facility of approximately $49,700.

          The Company entered into a Registration Rights Agreement on August 5, 2003 with respect to the Additional Notes under which the Company registered with the SEC new Additional Notes, having substantially identical terms as the Additional Notes. On January 29, 2004, the Company completed an exchange offer with respect to $50,000 of Additional Notes tendered in the exchange offer, for a like principal amount of new Additional Notes, identical in all material respects to the Additional Notes, except that the new Additional Notes do not bear legends restricting the transfer thereof.

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

          On December 26, 2002, the Company entered in a master lease agreement with a major lessor. The master lease agreement is structured as a capital lease. Equipment leases pursuant to the master lease will be secured by a first priority lien on such assets. Under this agreement, the Company financed approximately $20,000 of equipment. The lease agreement has a term of five years and contains, among other things, a fixed charge coverage test.

          On August 30, 2002, the Company entered into the Term Loan with Ableco Finance LLC, as agent for the lenders, to provide for a senior secured term loan in the amount of $20,000. The full amount of the loan was drawn down on August 30, 2002, and bore interest at 14% per annum, payable monthly in arrears. The Term Loan was repaid with proceeds from the offering of the Senior Secured Notes.

          Effective April 17, 1997, the Company completed an offering of the First Mortgage Notes, issued under an indenture dated as of April 17, 1997, among the Company, Consumers U.S. and The Bank of New York, as Trustee. Effective August 30, 2002, Anchor entered into a supplemental indenture with the holders of the First Mortgage Notes to provide for the waiver of the change-in-control provisions, the elimination of pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes. Additionally, Consumers U.S. was released as a guarantor of the First Mortgage Notes. The First Mortgage Notes were repaid with proceeds from the offering of the Senior Secured Notes.

          All of the Company’s debt agreements contain cross-default provisions.

          Principal payments required on long-term debt, including payments made under the PBGC obligation, are $8,895 in 2004, $9,338 in 2005, $9,834 in 2006, $10,377 in 2007 and $7,961 in 2008. Payments to be made in 2009 and thereafter are $381,785.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          Other long-term debt includes capital leases, which have imputed interest rates ranging from 6.0% to 9.0%. Imputed interest on capital leases as of December 31, 2003 and 2002 was $2,553 and $4,854, respectively. Property, plant and equipment under capital lease obligations approximated:

	December 31,
	2003	2002
Land	$190	$190
Buildings	1,712	1,712
Machinery and equipment	29,533	20,186
Less accumulated amortization	(4,935)	(188)

	$26,500	$21,900

NOTE 7 – Accounting for Derivative Instruments and Hedging Activities

          The Company hedges certain of its estimated natural gas purchases through the purchase of natural gas futures, which qualify for cash flow hedge treatment under SFAS 133. These contracts typically cover a maximum period of six to twelve months, although at December 31, 2003, the Company had hedges in place extending into 2005. There were no outstanding futures at December 31, 2002. At August 31, 2002, the Company acquired futures to hedge gas purchases from September 2002 through December 2002 and at December 31, 2001 acquired futures to hedge gas purchases from January 2002 through March 2002.

          Amounts recognized (gain/(loss)) in cost of products sold related to gas futures during the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the year ended December 31, 2001 were $3,456, $617, $(2,159) and $(3,950), respectively.

          The Company recorded the fair market value of the outstanding futures, approximately $2,144, in other current assets and accumulated comprehensive income on the balance sheet as of December 31, 2003.

          In the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the year ended December 31, 2001, the Company entered into put and call options for purchases of natural gas. These options do not qualify as an effective cash flow hedge for natural gas purchases. Mark to market losses on such derivatives are included in other income (expense), net.

          The fair value of these options at December 31, 2003 was $826 and is recorded in other current assets. The Company recognized derivative loss of $413 in the year ended December 31, 2003.

          The fair value of the outstanding options at December 31, 2002 was $680 and was recorded in other current assets. The Company recognized derivative income of $71 and $562, respectively, in the four months ended December 31, 2002 and the eight months ended August 31, 2002. The Company recognized a derivative loss related to these options of $334 in the year ended December 31, 2001.

NOTE 8 – Capital Stock

          In connection with the Equity Offering, the Company executed a three for two split on September 23, 2003, with no change in par value, of its common stock issued and outstanding as of, and subsequent to, August 31, 2002. All share and per share amounts in the accompanying financial statements have been restated to give effect to this stock split.

          Effective September 23, 2003, the authorized capital stock of Anchor consists of 60,000,000 shares of common stock, par value $.10 per share, of which 24,507,343 shares are issued and outstanding, and 20,000,000 shares of preferred stock, par value $.01 per share, with no shares outstanding.

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

          All of the Series C Preferred Stock was redeemed with a portion of the net proceeds of the Equity Offering of approximately $85,285. The redemption price of the Series C Preferred Stock was equal to the sum of (i) $1,000 per share ($75,000) plus all accrued and unpaid dividends computed to the date of redemption ($10,285) and (ii) 15% of the fair market value of all of the outstanding shares of common stock. The portion of the redemption price specified in clause (ii) of the preceding sentence was paid through the issuance of 2,382,348 shares of common stock (valued at $38,118 based on the initial public offering price of $16.00 per share).

          The holders of the Series C Preferred Stock were entitled to vote as a single class on all actions to be taken by Anchor stockholders, together with all other classes and series of Anchor’s stock. The holders of the Series C Preferred Stock had full voting rights and powers equal to the voting rights and powers of the holders of Anchor’s common stock. The votes of the holders of Series C Preferred Stock, in the aggregate, would have constituted 15% of the total aggregate votes entitled to vote on any such action.

          The Series C Preferred Stock was entitled to receive dividends, at a rate per annum equal to 12%, prior to and in preference to any declaration or payment of any dividend on any junior securities. Dividends were payable quarterly in cash, if and when declared by the Board of Directors and, to the extent not paid currently with respect to any quarterly period, were accrued and compounded quarterly. Unpaid dividends of $3,022 ($40.29 per share) as of December 31, 2002 were accrued and included in redeemable preferred stock in the accompanying balance sheet. In addition, the Series C Preferred Stock was entitled to receive dividends and distributions equal to 15% of the amount of dividends paid on the outstanding shares of common stock.

     Capital Stock of the Predecessor Company

          Prior to the Reorganization, the Company had designated 2,239,320 shares as Series A Preferred Stock and 5,000,000 shares as Series B Preferred Stock. The holders of Series A Preferred Stock were entitled to receive, when and as declared by the Board of Directors of the Company cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Shares of Series A Preferred Stock were convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series A Preferred Stock of $25.00 by $6.00 and such ratio was subject to adjustment from time to time.

          The holders of Series B Preferred Stock were entitled to receive cumulative dividends, payable quarterly at an annual rate of 8%. Shares of Series B Preferred Stock were not subject to mandatory redemption. Shares of Series B Preferred Stock were convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series B Preferred Stock of $25.00 by $5.50 and such ratio was subject to adjustment from time to time.

          Under the terms of the Plan, Series A Preferred Stock, the Series B Preferred Stock, common stock and warrants of Anchor outstanding at August 30, 2002 were cancelled.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 9 – Equity Incentive Plan

          In 2002, the Board of Directors of Anchor (the “Board”) approved an Equity Incentive Plan, designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals, covering employees, directors and consultants. The plan provides for the grant of non-qualified stock options and incentive stock options for shares of Anchor common stock and restricted stock to participants of the plan selected by the Board or a committee of the Board (the “Administrator”). Effective January 9, 2003, the Administrator granted a total of 337,500 non-qualified stock options to selected participants. On September 30, 2003, all unvested awards under the January 9, 2003 grant became immediately exercisable upon the consummation of the Equity Offering. All compensation charges related to these options were expensed in 2003.

          Effective September 30, 2003, the Administrator granted a total of 472,503 non-qualified stock options to selected participants. The terms and conditions of awards, as determined by the Administrator, were as follows: 50.0% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50.0% of the option grant vests in three tranches of equal amounts on the first, second and third anniversary of the grant date if the Company attains certain performance targets established by the Board. On January 14, 2004, these options were modified to vest 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date.

          1.5 million shares of common stock have been reserved under the plan, of which 689,997 shares of common stock are available for future issuance under the plan.

          Upon a “Liquidity Event,” all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A “Liquidity Event” is defined as an event in which (1) any person who is not an affiliate becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of Anchor’s then outstanding securities, (2) the sale, transfer or other disposition of all or substantially all of Anchor’s business and, whether by sale of assets, merger or otherwise to a person other than Cerberus, (3) if specified by the Company’s Board of Directors in an award at the time of grant, the consummation of an initial public offering of common equity securities or (4) dissolution and liquidation of the Company.

          The options to purchase common stock were generally granted at a price equal to the estimated market price of the stock on the date of grant and will expire no later than ten years after the date of grant. The Company recorded stock compensation expense of $254 in the year ended December 31, 2003.

          Activity for the stock option plan for the year ended December 31, 2003 is as follows:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value
Options outstanding, January 1, 2003	—
Granted	337,500	$2.33	$0.40
Granted	472,503	$16.00	$3.10
Exercised	—
Forfeited	—

Options outstanding, December 31, 2003	810,003	$10.30

          In accordance with SFAS 123, the fair values of the 2003 option grants were estimated on the date of each grant using the Black-Scholes option pricing model. The assumptions for these grants were: (i) risk-free interest rate of 2.35% to 3.80%, (ii) expected option life of 4 to 5 years, (iii) volatility of nil to 20.7% and (iv) expected dividend yield of nil to 1.0%.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          The following table summarizes information about options outstanding at December 31, 2003:

	Exercise Prices
	$2.33	$16.00

Outstanding:
Shares	337,500	472,503
Average remaining life (in years)	9.0	9.7
Average exercise price	$2.33	$16.00
Exercisable:
Shares	337,500	—
Average exercise price	$2.33	$—

NOTE 10 – Related Party Information

          From 1997 until the latter part of 2001, the Company was part of a group of glass manufacturing companies with Consumers Packaging Inc. (“Consumers”) and GGC, L.L.C. (“GGC”) each of which was controlled through G&G Investments, Inc. (“G&G”).

          The Company had, in the past, engaged in a variety of transactions (including joint purchasing, engineering, utilization of the Company’s mold and repair shops and management information systems) with Consumers and GGC. On October 1, 2001, Consumers completed the sale of its Canadian glass producing assets to a third party. In February 2002, Mr. J. Ghaznavi, a former director and officer of the Company, purchased GGC from Consumers. Following these events, Anchor separated activities related to these functions, with Consumers as of October 1, 2001, and with GGC as of February 2002, with Anchor and GGC entering into the agreement described below.

          Anchor and GGC entered into a services agreement, as amended, to delineate the transitional nature of the services to be provided by Anchor, whereby Anchor agreed to assist GGC in certain functions, including information systems, through 2004. GGC will pay a fee to Anchor of $500 for each year of the agreement, plus a percentage of GGC’s cash flows, as determined in accordance with the services agreement, payable in three annual installments commencing on April 30, 2005. This agreement is subject to termination by Anchor or GGC, with notice, after June 30, 2002. Anchor has fully reserved the $835 of receivables under the agreement as of December 31, 2003.

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

          In September 1998, G&G entered into an agreement to purchase a controlling interest in a European glass manufacturer and advanced approximately $17,300 toward that end. This amount was funded by G&G through a loan from the Company of approximately $17,300 in September 1998 (the “G&G Loan”). The funds for the G&G Loan were obtained through a borrowing under a prior credit facility. The transaction did not close and, in March 2000, G&G commenced an arbitration proceeding against the principal owners of the European glass manufacturer in accordance with the terms of the agreement to secure a return of the advance. Arbitration hearings were held in 2001. A decision was rendered in the fourth quarter of 2001 in favor of the principal owners of the European glass manufacturer. As a result of the decision and questions regarding the collectibility of the G&G Loan, Anchor recorded a provision of $17,447 (the advance of $17,330 and other costs of $117), as a related party provision on the statement of operations in 2001. As a result of the arbitration ruling, in the fourth quarter of 2001, Anchor reversed the accrual for the unpaid interest receivable of $1,766, for the period October 1, 2000 through December 31, 2001, through a charge to interest expense.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          Related party transactions with affiliates of G&G, including Interstate Express for freight purchases, are summarized as follows:

	Eight Months	Year
	Ended	Ended
	August 31,	December 31,
	2002	2001
Purchases of freight	$1,009	$2,228
Payable for freight	—	66
Purchases of inventory and other	—	1
Payable for inventory and other.	—	173
Allocation of aircraft charges	—	189

          In connection with the Reorganization, the Company entered into a settlement agreement with Mr. J. Ghaznavi and G&G, concluding issues outstanding.

     Consumers and affiliates

          At December 31, 2001, before the provision noted below, G&G, Consumers and their affiliates owed Anchor approximately $17,400, (including an offset of approximately $8,600 related to the allocation of the write-off of certain software costs) in addition to the advance to affiliate receivable of approximately $17,300, while Anchor owed G&G, Consumers and their affiliates approximately $4,900. Additionally, Anchor held an investment in 1,842,000 common shares of Consumers. In 1999, management approved the purchase of 1,842,000 shares of Consumers common stock for $3,000. During 2001, the remaining balance of the investment of $1,842 was recorded as a related party provision.

          As a result of Consumers’ announcement of its intention to sell its Canadian glass producing assets to a third party and Consumers’ filing under the Canadian Companies’ Creditors Arrangement Act, Anchor recorded a charge to earnings during 2001 of $18,221 ($24,979 receivables and $1,842 investment in common shares of Consumers, net of $8,600 payables). This amount was recorded as a related party provision on the statement of operations.

          Of the total of approximately $6,300 cash settlement of the shareholder derivative action, as discussed in Note 3, the Company received approximately $2,000 in cash from Consumers in the fourth quarter of 2002.

          Related party transactions with Consumers and its affiliates are summarized as follows (there were no comparable transactions thereafter):

Year Ended
December 31,
2001
Purchases of inventory and other	$348
Payable for inventory and other	3,948
Sales of molds and inventory	4,828
Receivable from sales of molds and inventory	1,020
Allocation of expenses and other	6,878

     Other

          The Company has employee receivables of $45 and $30 outstanding, as of December 31, 2003 and 2002, respectively.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     Stock Option Plan – Consumers Plan

          Salaried employees of the Company participated in the Director and Employee Incentive Stock Option Plan, 1996 of Consumers. All options under the plan were cancelled. Because the exercise price of employee stock options equaled the market price of the stock on the date of the grant, no compensation expense was recorded for the eight months ended August 31, 2002 and the year ended December 31, 2001. In accordance with SFAS 123, the fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for pro forma footnote purposes: (i) risk-free interest rate ranging from 5.50% to 5.99%, (ii) expected option life of 4 years, (iii) expected volatility of 41.51% and (iv) no expected dividend yield. Information related to stock options for the eight months ended August 31, 2002 and the year ended December 31, 2001 is as follows:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price (Cdn$)	Value (Cdn$)
Options outstanding, January 1, 2001	1,083,500	$7.33
Granted	—
Forfeited	(275,000)	$7.77	$4.80

Options outstanding, December 31, 2001	808,500	$7.18
Cancelled	(808,500)	$(7.18)

Options outstanding, August 31, 2002	—

NOTE 11 – Pension Plans and Other Post-retirement Benefits

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

          In accordance with the PBGC Agreement, on the Effective Date, Anchor paid $20,750 to the PBGC (with proceeds from the Reorganization). Additionally, Anchor granted the PBGC a warrant for the purchase of common stock of Anchor, which was subsequently repurchased in 2003. Also, under the PBGC Agreement, Anchor makes monthly payments to the PBGC of $833 through 2012. The present value of this obligation at December 31, 2003, $60,640 recorded as long-term debt (less current maturities), was determined by applying a discount rate of 8.9%. The rate was determined by management and reviewed by independent appraisers. The Company adjusted previously recorded pension liabilities to amounts required under the PBGC Agreement, resulting in a gain of $8,233, included as a reduction of the cost of the restructuring in the eight months ended August 31, 2002.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          The Anchor defined benefit plan covered salaried and hourly-paid employees. Benefits were calculated on a service-based formula for hourly participants. Benefits were calculated on a salary-based formula for salaried participants and were frozen in 1994.

          The Company provides other post-retirement benefits to certain salaried and hourly employees and former employees. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. As part of the Reorganization, the Company implemented modifications to its current post-retirement benefits program, resulting in a reduction of long-term post retirement liabilities of $24,432.

          For the year ended December 31, 2001, the accounting followed by Anchor for the MEPP, and the disclosures here, reflected the plan as if it were a single employer plan. The components of net periodic benefit costs follows:

	Pensions	Post-retirement
		Year	Four Months	Eight Months	Year
	Year Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,	December 31,
	2001	2003	2002	2002	2001
Service cost-benefits earned during the year	$4,600	$463	$134	$671	$910
Interest cost on projected benefit obligation	33,706	3,607	1,002	2,700	4,297
Return on plan assets	(35,460)	—	—	—	—
Amortization of:
Actuarial gains	—	529	—	(511)	(378)
Prior service cost	3,263	—	—	292	438

Total periodic benefit cost	$6,109	$4,599	$1,136	$3,152	$5,267

          Significant assumptions used in determining net periodic benefit cost and related obligations for the plans are as follows:

	Pensions	Post-retirement
		Year	Four Months	Eight Months	Year
	Year Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,	December 31,
	2001	2003	2002	2002	2001
Discount rate	7.25%	6.25%	6.75%	7.00%	7.25%
Expected long-term rate of return on plan assets	9.50	—	—	—	—

          During the year ended December 31, 2003 and the four months ended December 31, 2002, the Company contributed $5,179 and $1,615, respectively, to the multiemployer pension plans in which it participates. These amounts are expensed as incurred. During the eight months ended August 31, 2002, the Company contributed $6,001 to the MEPP and the other multiemployer pension plans.

          Prior to the PBGC Agreement, the Company had unfunded obligations related to its employee pension plans. The Retirement Protection Act of 1994 required the Company to make significant additional funding contributions into its underfunded defined benefit retirement plans, under certain conditions, and increased the premiums paid to the PBGC. There were no required pension contributions in the year ended December 31, 2001 with respect to either current funding or past underfundings. The Company funded a voluntary contribution of approximately $7,400 in 2001, the effect of which was to limit contributions in the then immediate future.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          The funded status of the Company’s post-retirement plan is as follows:

	Pensions	Post-retirement
	December 31,	December 31,	December 31,	August 31,	December 31,
	2001	2003	2002	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of period	$455,187	$44,363	$43,510	$61,449	$55,497
Service cost	4,600	463	134	671	910
Interest cost	33,706	3,607	1,002	2,700	4,297
Plan modifications	—	—	—	(24,432)	—
Plan participants’ contributions	—	1,006	140	334	577
Actuarial (gain) loss	16,215	12,956	621	5,188	3,664
Benefits paid	(34,745)	(4,597)	(1,044)	(2,400)	(3,496)

Benefit obligation at end of period	474,963	57,798	44,363	43,510	61,449

Change in plan assets:
Fair value of plan assets at beginning of period	390,154	—	—	—	—
Actual return on plan assets	(8,188)	—	—	—	—
Employer contributions	7,801	3,591	904	2,066	2,919
Plan participants’ contributions	—	1,006	140	334	577
Benefits and expenses paid	(37,345)	(4,597)	(1,044)	(2,400)	(3,496)

Fair value of plan assets at end of period	352,422	—	—	—	—

Funded status	(122,541)	(57,798)	(44,363)	(43,510)	(61,449)
Unrecognized actuarial (gain) loss	75,468	13,051	621	—	(7,812)
Unrecognized prior service cost	22,559	—	—	—	2,406

Net amount recognized	(24,514)	(44,747)	(43,742)	(43,510)	(66,855)

Accrued benefit liability	(24,514)	(44,747)	(43,742)	(43,510)	(66,855)
Additional minimum pension liability	(98,027)	—	—	—	—
Intangible pension asset	22,559	—	—	—	—
Accumulated other comprehensive loss	75,468	—	—	—	—

Net amount recognized	$(24,514)	$(44,747)	$(43,742)	$(43,510)	$(66,855)

          The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 2003 was 12.0% declining gradually to 4.5% by the year 2014, after which it remains constant. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2003 by $4,854 and the net post-retirement healthcare cost for the year ended December 31, 2003 by $349. A one percentage point decrease in the assumed healthcare cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2003 by a $4,242 and the net post-retirement healthcare cost for the year ended December 31, 2003 by $303.

          The Company also contributes to a multi-employer trust that provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the year ended December 31, 2001 were $3,940, $1,283, $2,631 and $3,906, respectively.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          The Company continues to maintain a separate non-qualified benefit plan covering certain former salaried employees of the former Anchor Glass. The benefit obligation at December 31, 2003 was $4,145 and is recorded in other long-term liabilities. The periodic benefit cost for the year ended December 31, 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 was $300, $100 and $200, respectively. Amounts related to this plan for 2001 are included in the tables above.

          The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. The Company matches 100% of employee contributions, not to exceed 6% of participant eligible compensation or 25% (amended to 35% effective April 1, 2003) of employee contributions, not to exceed 10% of participant eligible compensation. Expenses under the savings programs for the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the year ended December 31, 2001 were $3,057, $874, $1,759 and $2,572, respectively.

          In the 1987 acquisition of Diamond-Bathurst, Inc., Anchor assumed the liabilities under a deferred compensation arrangement with certain employees of the acquired company. Under this plan, Anchor funds certain benefits to the participants and will be reimbursed through proceeds received on life insurance policies carried on all participants. At December 31, 2003 and 2002, plan assets of $1,625 and $1,427, respectively, are included in other assets and plan liabilities of $2,068 and $2,419, respectively, are included in liabilities.

NOTE 12 – Leases

          The Company leases distribution and office facilities (including its headquarters facility), machinery, transportation, data processing and office equipment under non-cancelable leases that expire at various dates through 2014. These leases generally provide for fixed rental payments and include renewal and purchase options at amounts that are generally based on fair market value at expiration of the lease. The Company includes capital leases in other long-term debt (see Note 6).

          Future minimum lease payments under non-cancelable operating leases are as follows:

2004	$5,400
2005	4,510
2006	3,930
2007	3,010
2008	2,600
After 2008	8,340

$27,790

          Rental expense for all operating leases for the year ended December 31, 2003, the four months ended December 31, 2002, the eight months ended August 31, 2002 and the year ended December 31, 2001 were $6,998, $5,429, $11,060 and $15,400, respectively.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 13 – Income Taxes

          The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2003 and 2002, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets.

          For tax reporting purposes, the consummation of the Company’s Plan did not create a new tax reporting entity. However, as a result of the consummation of the Plan, the Company has undergone a change in ownership. Due to this change in ownership, Section 382 of the Internal Revenue Code will significantly limit the Company’s net operating loss carryforwards. In accordance with SOP 90-7, these net operating loss carryforwards and related valuation allowances have been revalued. Any tax benefit derived from the release of the valuation allowances related to fresh start reporting will be accounted for as a credit to intangible assets, and then additional paid in capital.

          The Company has approximately $223,000 of unused net operating loss carryforwards expiring at various dates between 2013 through 2023. These carryforwards have been adjusted to reflect the projected maximum utilization under Section 382.

          The significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Reserves and allowances	$10,600	$14,600
Pension and post-retirement liabilities	42,900	41,900
Inventory uniform capitalization	3,200	400
Tax loss carryforwards	88,100	51,300

	144,800	108,200
Deferred tax liabilities:
Accumulated depreciation and amortization	51,500	57,100
Other current assets	2,000	900

	53,500	58,000

Net deferred tax assets	91,300	50,200
Valuation allowance	(91,300)	(50,200)

Net deferred tax assets after valuation allowance	$—	$—

          The effective tax rate reconciliation is as follows:

	Year	Four Months	Eight Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	August 31,	December 31,
	2003	2002	2002	2001
Federal rate	(34)%	(34)%	34%	(34)%
State rate	(5)	(5)	5	(5)
Non-deductible goodwill write-off	—	—	27	—
Non-deductible professional fees.	—	—	6	—
Other permanent differences	1	15	1	3

	(38)	(24)	73	(36)
Valuation allowance	38	24	(73)	36

Effective rate	—%	—%	—%	—%

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 14 – Commitments and Contingencies

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

          The Company’s operations are subject to federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company’s current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on the balance sheet, although there can be no assurance that this will be the case. The Company maintains environmental reserves of approximately $9,200. In addition to the environmental reserves, the Company carries an environmental impairment liability insurance policy (expiring August 30, 2007) to address certain potential future environmental liabilities at identified operating and non-operating sites. There can be no assurance, however, that insurance will be available or adequate to cover future liabilities. Average annual spending on remediation issues in recent years approximated $500.

          In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Quarterly Financial Information – Unaudited

	2003 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$162,403	$186,822	$193,546	$167,172
Cost of products sold	152,927	168,062	178,312	161,101
Selling and administrative expenses	6,646	6,820	6,627	6,870

Income (loss) from operations	2,830	11,940	8,607	(799)
Other income (expense), net	(588)	364	(1,192)	1,260
Interest expense	(14,131)	(11,007)	(11,667)	(11,744)

Net income (loss)	$(11,889)	$1,297	$(4,252)	$(11,283)

Basic and diluted net income (loss) per share applicable to common stock	$(1.05)	$(0.08)	$(3.20)	$(0.46)

	2002
	Quarter	Quarter	Two months	One month	Quarter
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	August 31,	September 30,	December 31,
Net sales	$178,382	$199,878	$125,935	$54,480	$156,899
Cost of products sold	164,572	176,099	110,948	50,447	141,987
Selling and administrative expenses	7,693	7,531	4,038	1,942	7,741
Restructuring, net	—	1,429	(1,824)	—	—

Income from operations	6,117	14,819	12,773	2,091	7,171
Reorganization items, net	—	(2,700)	50,089	—	—
Other income (expense), net	863	(380)	190	445	5
Interest expense	(7,183)	(6,791)	(3,974)	(2,571)	(7,810)

Net income (loss)	$(203)	$4,948	$59,078	$(35)	$(634)

Basic net income (loss) per share applicable to common stock	$(0.71)	$0.83	$11.25	$(0.06)	$(0.22)

Diluted net income (loss) per share applicable to common stock	$(0.71)	$0.15	$1.75	$(0.06)	$(0.22)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION
Date: March 18, 2004	By:	/s/ Darrin J. Campbell

Darrin J. Campbell Chief Financial Officer and Executive Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joel A. Asen

Joel A. Asen
Director	March 18, 2004

/s/ Darrin J. Campbell

Darrin J. Campbell
Chief Financial Officer
Principal Accounting Officer	March 18, 2004

/s/ James N. Chapman

James N. Chapman
Director	March 18, 2004

/s/ Richard M. Deneau

Richard M. Deneau
Director
Chief Executive Officer	March 18, 2004

/s/ Jonathan Gallen

Jonathan Gallen
Director	March 18, 2004

/s/ George Hamilton

George Hamilton
Director	March 18, 2004

/s/ Timothy F. Price

Timothy F. Price
Director	March 18, 2004

/s/ Alan H. Schumacher

Alan H. Schumacher
Director
Chairman of the Board	March 18, 2004

/s/ Lenard B. Tessler

Lenard B. Tessler
Director	March 18, 2004