Form 10-Q
period 2004-03-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2004-05-06
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

The number of shares of Anchor Glass Container Corporation, common stock, $.10 par value, outstanding at April 30, 2004 was 24,522,343.

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net sales	$189,561	$162,403
Costs and expenses:
Cost of products sold	174,996	152,927
Selling and administrative expenses	7,091	6,646
Income from operations	7,474	2,830
Other income (expense), net	397	(588)
Interest expense	(12,141)	(14,131)

Net loss	$(4,270)	$(11,889)

Preferred stock dividends	$—	$(2,341)

Loss applicable to common stock	$(4,270)	$(14,230)

Basic and diluted net loss per share applicable to common stock	$(0.17)	$(1.05)

Basic and diluted weighted average number of common shares outstanding	24,516,244	13,499,995

Comprehensive loss:
Net loss	$(4,270)	$(11,889)
Other comprehensive income (loss):
Derivative income (loss)	2,014	(190)

Comprehensive loss	$(2,256)	$(12,079)

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED BALANCE SHEETS
(dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100	$23,083
Accounts receivable	63,410	36,674
Inventories:
Raw materials and manufacturing supplies	28,100	28,144
Finished products	107,723	108,640
Other current assets	11,444	11,230

Total current assets	210,777	207,771
Property, plant and equipment, net	485,198	477,253
Other assets	14,559	14,674
Intangible assets	6,648	6,846

	$717,182	$706,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$27,965	$—
Current maturities of long-term debt	8,994	8,895
Accounts payable	56,752	55,000
Accrued expenses	17,968	17,004
Accrued interest	5,415	14,900
Accrued compensation and employee benefits	25,541	31,271

Total current liabilities	142,635	127,070
Long-term debt	419,818	422,881
Long-term post-retirement liabilities	41,437	40,197
Other long-term liabilities	20,762	20,833

	482,017	483,911
Commitments and contingencies Stockholders’ equity:
Common stock	2,452	2,451
Capital in excess of par value	128,771	129,549
Accumulated deficit	(42,851)	(38,581)
Accumulated other comprehensive income	4,158	2,144

	92,530	95,563

	$717,182	$706,544

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,270)	$(11,889)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	16,627	15,439
Amortization	969	755
Amortization of financing fees	435	4,043
Other	70	1
Decrease in cash resulting from changes in assets and liabilities	(40,292)	(27,354)

	(26,461)	(19,005)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(20,912)	(35,170)
Purchase of equipment under leases	—	(39,217)
Proceeds from sale of property and equipment	—	10,412
Change in restricted cash	—	349
Other	(1,844)	(856)

	(22,756)	(64,482)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	300,000
Principal payments of long-term debt	(2,865)	(171,253)
Dividends paid on common stock	(981)	—
Net draws (repayments) on revolving credit facility	27,965	(22,040)
Payment of capital lease obligations for assets purchased	—	(5,539)
Plan distributions to Series A preferred stock	—	(3,665)
Other	2,115	(14,082)

	26,234	83,421
Cash and cash equivalents:
Decrease in cash and cash equivalents	(22,983)	(66)
Balance, beginning of period	23,083	351

Balance, end of period	$100	$285

Supplemental noncash activities:
Non-cash equipment financing	$—	$10,000

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 – Basis of Presentation

     Management Responsibility

             In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position of Anchor Glass Container Corporation (the “Company” or “Anchor”) as of March 31, 2004 and the results of operations and cash flows for the three months then ended.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements of Anchor included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

     Post-retirement Benefits

             The Company provides post-retirement benefits to certain salaried and hourly employees and former employees. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
	2004	2003
Service cost-benefits earned during the period	$116	$116
Interest cost on projected benefit obligation	835	902
Amortization of actuarial losses	174	132

Total net periodic benefit cost	$1,125	$1,150

     Capital Stock

             In the three months ended March 31, 2004, the Company declared and paid a cash dividend on its common stock of $981, recorded stock option compensation expense of $169 and received the proceeds from the exercise of stock options of $34.

     New Accounting Standards

             In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-1 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP FAS 106-

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

1”). Under FSP FAS 106-1, a plan sponsor may elect to defer recognizing the effects of the Medicare Act in the accounting for its plan under Statement of Financial Accounting Standards No. 106—Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) and in providing disclosures related to the plan required by Statement of Financial Accounting Standards No. 132 R—Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132R”) until authoritative guidance on the accounting for the federal subsidy is issued. As of December 31, 2003, the Company elected to defer recognizing the effects of the Medicare Act, and accordingly, the accumulated post-retirement benefit obligation and the net periodic benefit cost in the accompanying condensed financial statements and notes thereto do not reflect the effects of the Medicare Act on the plan. Specific guidance on the accounting for the federal subsidy is pending and upon its issuance, such guidance could require a sponsor to change previously reported information. In April 2004, Financial Accounting Standards Board issued proposed guidance regarding the accounting for the provisions of the Medicare Act, and if finalized, these rules would be effective for interim periods beginning after June 15, 2004.

NOTE 2 – Property, Plant and Equipment

     The Company’s depreciation expense in 2003 and for the four months ended December 31, 2002, for assets in service prior to August 2002, was based on the Company’s fresh start appraisal, and resulted in higher depreciation expense than normal maintenance capital expenditure levels and industry comparables. As a result of a change in the business conditions and outlook of Anchor, the Company re-engaged the same independent appraisal firm to evaluate and update the depreciable lives of its property, plant and equipment. The appraisal did not affect valuations and there was no change made to asset costs. The Company implemented the results of this independent appraisal effective January 1, 2004 and, accordingly, calculated depreciation expense for the first quarter of 2004 using the updated lives, resulting in a reduction in the amount of depreciation that would have been otherwise expensed. Depreciation and amortization recorded in the first quarter of 2004 was $17,596. On a pro forma basis, without the update to depreciable lives, depreciation and amortization expense would have been greater by $1,895.

NOTE 3 – Commitments and Contingencies

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

Results of Operations

     Net sales. Net sales for the first quarter of 2004 were $189.6 million compared to $162.4 million for the first quarter of 2003. The increase in net sales of approximately $27.2 million, or 16.7%, was principally the result of an increase in unit shipments of approximately 18.8% in the three months ended March 31, 2004 as compared with the same period of 2003. The Company’s sales growth in the first quarter continued the positive trend experienced in the second half of 2003. The Company’s volume growth in the first quarter of 2004 was primarily driven by strong shipments in the beverage and liquor categories as a result of incremental new business, as well as core business volume increases, primarily in the beer category.

     Cost of products sold. The Company’s cost of products sold in the first quarter of 2004 was $175.0 million, or 92.3% of net sales, while the cost of products sold for the first quarter of 2003 was $152.9 million, or 94.2% of net sales. This improvement in margin in 2004 reflects the benefits of productivity improvements and manufacturing efficiencies over costs associated with downtime during the capital improvement projects. The increase in sales volumes and improvement in mix, including freight, resulted in margin improvements of $3.6 million in the first quarter of 2004 as compared with the first quarter of 2003. Margin was negatively impacted by the increase in the cost of energy of $1.5 million, as compared with 2003.

     The Company’s depreciation expense in 2003 and for the four months ended December 31, 2002, for assets in service prior to August 2002, was based on the Company’s fresh start appraisal from August 2002, and resulted in higher depreciation expense than normal maintenance capital expenditure levels and industry comparables. As a result of a change in the business conditions and outlook of Anchor, the Company re-engaged the same independent appraisal firm to evaluate and update the depreciable lives of its property, plant and equipment. The appraisal did not affect valuations and there was no change made to asset costs. The Company implemented the results of this independent appraisal effective January 1, 2004 and, accordingly, calculated depreciation expense for the first quarter of 2004 using the updated lives, resulting in a reduction of $1.9 million in the amount of depreciation that would have been otherwise expensed in the first quarter of 2004. Actual depreciation and amortization expense was $1.4 million greater in the first quarter of 2004 than in the first quarter of 2003, primarily as a result of the significant capital improvement projects in 2003.

     Selling and administrative expenses. Selling and administrative expenses for the three months ended March 31, 2004 were $7.1 million, or 3.7% of net sales, while selling and administrative expenses for the three months ended March 31, 2003 were $6.7 million, or 4.1% of net sales. The increase in selling and administrative expenses resulted from slightly higher personnel and benefit costs, including stock option expenses and incremental public company costs.

     Interest expense. Interest expense for the first quarter of 2004 was $12.1 million compared to $14.1 million for the first quarter of 2003, a decrease of $2.0 million. Interest expense in 2003 included a charge of $4.3 million for the noncash write-off of deferred fees of $3.6 million and related payments of $0.7 million, related to debt repaid with the proceeds from the issuance of the 11% Senior Secured Notes due 2013, aggregate principal amount of $350.0 million (the “Senior Secured Notes”). Cash interest expense increased $2.3 million in the first quarter of 2004 as a result of higher outstanding debt levels in 2004 as compared with the first quarter of 2003.

     Net income (loss). The Company recorded a net loss of $4.3 million in the first quarter of 2004 compared to a net loss of $11.9 million in the first quarter of 2003. The reduction in net loss quarter over quarter of $7.6 million was primarily due to the factors noted above.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Company’s $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Company believes that cash flows from operating activities, combined with available borrowings under the Revolving Credit Facility, will be sufficient to support its operations and liquidity requirements for the foreseeable future, although the Company cannot be assured that this will be the case. Peak operating needs are in the spring, at which time working capital borrowings are significantly higher than at other times of the year.

   Cash Flows

     Operating Activities. Operating activities consumed $26.5 million in cash in the three months ended March 31, 2004, as compared to cash used of $19.0 million in the three months ended March 31, 2003. Cash used in the first quarter of 2004 reflects the changes in working capital items offset by the reduction of net loss. Accounts receivable levels increased in 2004, using $24.7 million in cash. The increase in accounts receivable primarily results from the increase in sales volumes noted above, the effect of certain customers foregoing early payment for discounts and impact from customary seasonal terms of certain sales. Cash interest payments in the first quarter of 2004 were $11.4 million greater than payments made in the first quarter of 2003. Cash used in the reduction of current liabilities was $4.2 million.

     Investing Activities. Cash consumed in investing activities was $22.7 million in the first quarter 2004, as compared to $64.5 million in the first quarter of 2003. Capital expenditures were $20.9 million and $35.2 million, respectively in 2004 and 2003. In the first quarter of 2003, the Company used $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases and purchased the equipment leased thereunder (of which $39.2 million was included in investing activities and $5.5 million was included in financing activities).

     Financing Activities. Net cash provided in financing activities was $26.2 million in the first quarter 2004, as compared to cash provided of $83.4 million in first quarter of 2003. The net financing activities in 2004 principally reflect borrowings under the Revolving Credit Facility. A cash dividend payment on the Company’s common stock, paid in the first quarter of 2004, was approximately $1.0 million. The net financing activities in 2003 principally reflect the proceeds of the offering of the Senior Secured Notes of $289.0 million and the use of a portion of these proceeds for the repayment of debt then outstanding.

   Debt and Other Contractual Obligations

     The Company has aggregate indebtedness of $350.0 million under its Senior Secured Notes.

     As of March 31, 2004, advances outstanding under the Revolving Credit Facility were $28.0 million, borrowing availability was $59.7 million and outstanding letters of credit on this facility were $12.2 million. Availability under the Revolving Credit Facility approximates $52 million currently.

     Under a master lease agreement entered into in December 2002, the Company leased equipment in the amount of $20.0 million in the aggregate under a lease term of five years. The master lease agreement is structured as a capital lease under generally accepted accounting principles. For each group of equipment items the Company agreed to lease, it entered into an equipment schedule that applied the terms of the master lease to such equipment.

     In August 2002, in connection with the Reorganization, the Company entered into a ten-year payment obligation under the agreement with the PBGC. The Company is required to make monthly payments to the PBGC in the amount of approximately $0.8 million. The present value of this obligation was $59.5 million at March 31, 2004.

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

     The Company anticipates expenditures in the remainder of 2004 of approximately $34 million for capital expenditures, approximately $21 million for interest and approximately $7 million for operating and capital leases. In addition, the Company is obligated to pay approximately $3.5 million annually related to its post-retirement benefit plan and $5.2 million annually to multiemployer pension plans for the future service benefits of its hourly employees.

   Capital Expenditures

     Capital expenditures were $20.9 million in the first quarter of 2004, as the Company performed a major reconstruction on a furnace at its Shakopee, Minnesota facility. This rebuild is the only major maintenance capital project planned for 2004. Capital spending in 2004 is expected to return to more normal levels and is expected to approximate $55 million in total. The Company’s principal sources of liquidity for the funding of the 2004 capital expenditures are expected to be from operations and borrowings under the Revolving Credit Facility.

   Off-Balance Sheet Arrangements

     The Company is not party to off-balance sheet arrangements.

Impact of Inflation

     The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on these cost increases to its customers for several years, although the Company did realize some price increases in recent years, primarily due to the abnormally high energy costs, which the Company has experienced since 2001.

Seasonality

     Demand for beer, iced tea and other beverages is stronger during the summer months. Because the Company’s shipment volume is typically higher in the second and third quarters, the Company usually builds inventory during the fourth and first quarters in anticipation of seasonal demands, although as a result of 2004 shipment levels, inventory declined slightly in the 2004 first quarter. In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns, coupled with the Company’s contemporaneous inventory build-up, consume working capital and adversely affect its liquidity on a seasonal basis.

New Accounting Standards

     In December 2003, the Medicare Act was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board issued FSP FAS 106-1. Under FSP FAS 106-1, a plan sponsor may elect to defer recognizing the effects of the Medicare Act in the accounting for its plan under SFAS 106 and in providing disclosures related to the plan required by SFAS 132R until authoritative guidance on the accounting for the federal subsidy is issued. As of December 31, 2003, the Company elected to defer recognizing the effects of the Medicare Act, and accordingly, the accumulated post-retirement benefit obligation and the net periodic benefit cost in the accompanying condensed financial statements and notes thereto do not reflect the effects of the Medicare Act on the plan. Specific guidance on the accounting for the federal subsidy is pending and upon its issuance, such guidance could require a sponsor to change previously reported information. In April 2004, Financial Accounting Standards Board issued proposed guidance regarding the accounting for the provisions of the Medicare Act, and if finalized, these rules would be effective for interim periods beginning after June 15, 2004.

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

     Forward-looking statements involve risks and uncertainties faced by the Company including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; fluctuations in the price of natural gas; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing and other beverage industries; volatility in demand from emerging new markets; the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including without limitation those identified in the Company’s annual report on Form 10-K, which could cause actual results to differ from those projected. The Company disclaims any obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin. A change in interest rates under the Revolving Credit Facility could adversely impact results of operations. A ten percent fluctuation in the market rate of interest would impact annual interest expense by approximately $0.2 million, based on average borrowings outstanding during 2003. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments.

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

Item 4. Controls and Procedures.

     An evaluation was carried out, as of the end of the period covered by this report, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, Anchor’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

     (b.) Reports on Form 8-K

Current Report on Form 8-K dated February 12, 2004 and filed February 13, 2004 pursuant to Items 7 and 12. A press release regarding the release of the Company’s results of operations for the fourth quarter and year ended December 31, 2003 is furnished as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: May 6, 2004	/s/ Darrin J. Campbell
Darrin J. Campbell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)