Form 10-Q
period 2004-06-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2004-08-10
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004 OR
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

The number of shares of Anchor Glass Container Corporation, common stock, $.10 par value, outstanding at July 30, 2004 was 24,609,343.

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$403,612	$349,225	$214,051	$186,822
Costs and expenses:
Cost of products sold	369,258	321,281	194,263	168,283
Gain on sale of non-operating properties	(3,823)	—	(3,823)	—
Selling and administrative expenses	13,309	13,466	6,218	6,820
Income from operations	24,868	14,478	17,393	11,719
Other income, net	399	68	3	585
Interest expense	(24,161)	(25,138)	(12,020)	(11,007)

Net income (loss)	$1,106	$(10,592)	$5,376	$1,297

Preferred stock dividends	$—	$(4,751)	$—	$(2,410)

Income (loss) applicable to common stock	$1,106	$(15,343)	$5,376	$(1,113)

Basic and diluted net income (loss) per share applicable to common stock.	$0.05	$(1.14)	$0.22	$(0.08)

Basic weighted average number of common shares outstanding	24,535,546	13,499,995	24,554,848	13,499,995

Diluted weighted average number of common shares outstanding	24,735,322	13,499,995	24,753,743	13,499,995

Dividends per common share	$0.08	$—	$0.04	$—

Comprehensive income (loss):
Net income (loss)	$1,106	$(10,592)	$5,376	$1,297
Other comprehensive income (loss):
Derivative income (loss)	1,755	707	(259)	897

Comprehensive income (loss)	$2,861	$(9,885)	$5,117	$2,194

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED BALANCE SHEETS
(dollars in thousands)

	June 30, 2004
	(unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$183	$23,083
Accounts receivable	53,635	36,674
Inventories:
Raw materials and manufacturing supplies	30,080	28,144
Finished products	96,508	108,640
Other current assets	9,184	11,230

Total current assets	189,590	207,771
Property, plant and equipment, net	488,070	477,253
Other assets	14,088	14,674
Intangible assets	6,450	6,846

	$698,198	$706,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$8,126	$—
Current maturities of long-term debt	9,106	8,895
Accounts payable	48,604	55,000
Accrued expenses	16,448	17,004
Accrued interest	14,952	14,900
Accrued compensation and employee benefits	26,016	31,271

Total current liabilities	123,252	127,070
Long-term debt	417,401	422,881
Long-term post-retirement liabilities	41,529	40,197
Other long-term liabilities	18,980	20,833

	477,910	483,911
Commitments and contingencies
Stockholders’ equity:
Common stock	2,461	2,451
Capital in excess of par value	128,151	129,549
Accumulated deficit	(37,475)	(38,581)
Accumulated other comprehensive income	3,899	2,144

	97,036	95,563

	$698,198	$706,544

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,106	$(10,592)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	31,520	31,901
Amortization	2,333	1,508
Amortization of financing fees	881	4,433
Gain on sale of non-operating properties	(3,823)	—
Loss on fixed asset sales	81	292
Other	141	(82)
Decrease in cash resulting from changes in assets and liabilities	(21,926)	(37,587)

	10,313	(10,127)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(42,362)	(56,183)
Purchase of equipment under leases	—	(39,217)
Proceeds from sale of property and equipment	5,513	10,414
Change in restricted cash	—	4,387
Other	(2,458)	(1,714)

	(39,307)	(82,313)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	300,000
Principal payments of long-term debt	(5,072)	(173,834)
Dividends paid on common stock	(1,963)	—
Net draws (repayments) on revolving credit facility	8,126	(9,031)
Payment of capital lease obligations for assets purchased	—	(5,539)
Plan distributions to Series A preferred stock	—	(3,678)
Repurchase of warrants	—	(1,500)
Other	5,003	(14,009)

	6,094	92,409
Cash and cash equivalents:
Decrease in cash and cash equivalents	(22,900)	(31)
Balance, beginning of period	23,083	351

Balance, end of period	$183	$320

Supplemental noncash activities:
Non-cash equipment financing	$—	$10,000

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 – Basis of Presentation

   Management Responsibility

     In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position of Anchor Glass Container Corporation (the “Company” or “Anchor”) as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months then ended June 30, 2004 and 2003.

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

   Post-retirement Benefits

     The Company provides post-retirement benefits to certain salaried and hourly employees and former employees. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The components of the net periodic benefit cost are:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost-benefits earned during the period	$232	$231	$116	$116
Interest cost on projected benefit obligation	1,671	1,805	835	902
Amortization of actuarial losses	348	264	174	132

Total net periodic benefit cost	$2,251	$2,300	$1,125	$1,150

   Capital Stock

     In the six months ended June 30, 2004, the Company declared and paid cash dividends on its common stock of $1,963, recorded stock option compensation expense of $337 and received the proceeds from the exercise of stock options of $238.

   Income Taxes

     The Company applies Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes under which the liability method is used in accounting for income taxes. Although the Company has reported year-to-date net income, no income tax provision has been recorded. Any current taxable income that may result will be offset by tax depreciation. Deferred tax expense will be offset by a valuation allowance. Therefore, the effective tax rate in the second quarter is zero. Management deems it appropriate to maintain the valuation allowance against the Company’s net deferred tax assets.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

   New Accounting Standards

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP FAS 106-2”). FSP FAS 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and is effective for interim periods beginning after June 15, 2004. As of June 30, 2004, the Company has not determined the impact of FSP FAS 106-2 and accordingly, the accounting for the accumulated post-retirement benefit obligation and the net periodic benefit cost under Statement of Financial Accounting Standards No. 106—Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) in the accompanying condensed financial statements does not reflect the effects of the Medicare Act on the plan.

   Reclassifications

     Certain reclassifications have been made to the statements of operations and cash flows for the periods prior to the six months ended June 30, 2004 to conform to the current period presentation.

NOTE 2 – Property, Plant and Equipment

     In the second quarter of 2004, the Company sold three previously closed facilities located at Cliffwood, New Jersey, Royersford, Pennsylvania and Chattanooga, Tennessee. The Company received proceeds from these sales of $5,469. Included on the accompanying condensed statement of operations is a gain of $2,848 and the associated release of a non-cash reserve of $975 as a result of the sale.

     Effective January 1, 2004, the Company implemented the results of an independent appraisal to update the depreciable lives of its property, plant and equipment, and accordingly, calculated depreciation expense for the first six months of 2004 using the updated lives, resulting in a reduction in the amount of depreciation that would have been otherwise expensed. Depreciation and amortization recorded in the three months and six months ended June 30, 2004 were $16,257 and $33,853, respectively. On a pro forma basis, without the update to depreciable lives, depreciation and amortization expense in the three months and six months ended June 30, 2004 would have been greater by $4,481 and 6,376, respectively.

NOTE 3 – Commitments and Contingencies

     The Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any such pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on the Company’s current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Results of Operations

     Net sales. Net sales for the second quarter of 2004 were $214.1 million compared to $186.8 million for the second quarter of 2003, an increase of $27.3 million, or 14.6%. Net sales for the first half of 2004 were $403.6 million and $349.2 million for the comparable period of 2003, an increase of $54.4 million, or 15.6%. The increase in net sales was principally the result of an increase in unit shipments of approximately 19% in both the three months and six months ended June 30, 2004 as compared with the same periods of 2003. These sales increases reflect strong sales gains from new business in the beverage and liquor categories as well as core beer category sales increases. New business volumes and higher shipments in the beer category were partially offset by the declines in food and ready-to-drink categories. The growth in unit shipments exceeded the growth in sales dollars, reflecting in part, the planned changes in sales mix attributable to current customer contracts and the Company’s inability to fully pass through the high cost of energy to its customers.

     Cost of products sold. The Company’s cost of products sold in the second quarter and the first half of 2004 was $194.3 million and $369.3 million, respectively (or 90.8% and 91.5% of net sales), while the cost of products sold for the second quarter and first half of 2003 was $168.3 million and $321.3 million, respectively (or 90.1% and 92.0% of net sales). Included in margin results for the second quarter of 2004 were incremental energy penalties of $6.0 million, comprised of higher energy costs and lower energy recoveries. The record-high global energy prices continue to affect several areas of glass production operations, including energy surcharges on raw materials, in-bound and out-bound freight and electricity. In the second quarter of 2004, the Company was not able to fully realize relief of its high energy costs through cost pass-throughs to its customers. Improved efficiencies from the Company’s facilities betterment initiatives more than offset on-going higher energy costs in manufacturing and distribution.

     Effective January 1, 2004, the Company implemented the results of an independent appraisal to update the depreciable lives of its property, plant and equipment, and accordingly, calculated depreciation expense for the first six months of 2004 using the updated lives, resulting in a reduction in the amount of depreciation that would have been otherwise expensed. Depreciation and amortization expense is comparable period over period as a result of the combination of lower expense from the update of depreciable lives and higher expense from the significant capital improvement projects in 2003 and 2004.

     Gain on sale of non-operating properties. In the second quarter of 2004, the Company sold three previously closed facilities located at Cliffwood, New Jersey, Royersford, Pennsylvania and Chattanooga, Tennessee. The Company received proceeds from these sales of $5.5 million. Included in gain on sale of non-operating properties is a gain of $2.8 million and the associated release of a non-cash reserve of $1.0 million as a result of the sale.

     Selling and administrative expenses. Selling and administrative expenses for the three months and six months ended June 30, 2004 were $6.2 million and $13.3 million, respectively, or 2.9% and 3.3% of net sales, while selling and administrative expenses for the three months and six months ended June 30, 2003 were $6.8 million and $13.5 million, respectively, or 3.7% and 3.9% of net sales. The decrease in selling and administrative expenses resulted from lower professional fees and the benefits of renegotiated corporate headquarters lease, partially offset by higher personnel and benefit costs, including stock option compensation expenses.

     Interest expense. Interest expense for the second quarter of 2004 was $12.0 million compared to $11.0 million for the second quarter of 2003, an increase of $1.0 million. Interest expense for the first half of 2004 was $24.1 million compared to $25.1 million for the first half of 2003, a decrease of $1.0 million. Interest expense in the first half of 2003 included a charge of $4.3 million for the noncash write-off of deferred fees of $3.6 million and related payments of $0.7 million, related to debt repaid with the proceeds from the issuance of the 11% Senior Secured Notes due 2013, aggregate principal amount of $350.0 million (the “Senior Secured Notes”). Cash interest expense increased $1.0 million in the second quarter of 2004 and increased $3.3 million in the first half of 2004 as a result of higher outstanding debt levels in 2004 as compared with 2003.

     Net income (loss). The Company recorded net income of $5.4 million for the second quarter of 2004 as compared to net income of $1.3 million for the second quarter of 2003. The Company recorded net income of $1.1 million in the first half of 2004 as compared to a net loss of $10.6 million for the first half of 2003. The improvement in net income quarter over quarter of $4.1 million and year over year of $11.7 million, were primarily due to the factors noted above.

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

   Cash Flows

     Operating Activities. Operating activities provided $10.3 million in cash in the first half of 2004, as compared to cash consumed of $10.1 million in the first half of 2003. This overall improvement in cash provided reflects the changes in working capital items and the improvement in earnings. Accounts receivable levels increased in 2004, using $15.2 million in cash. Inventory levels declined, providing cash of $7.6 million. Cash used in the reduction of current liabilities was $16.9 million.

     Cash interest payments in the first half of 2004 were $11.3 million greater than payments made in the first half of 2003.

     Investing Activities. Cash consumed in investing activities was $39.3 million in the first half of 2004, as compared to $82.3 million in the same period of 2003. Capital expenditures were $42.4 million in the first six months of 2004, as compared to $56.2 million in the first six months of 2003. In the second quarter of 2004, the Company received proceeds of $5.5 million from the sale of three previously closed facilities. In the first quarter of 2003, the Company used $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases and purchased the equipment leased thereunder (of which $39.2 million was included in investing activities and $5.5 million was included in financing activities).

     Financing Activities. Net cash provided for financing activities was $6.1 million in the six months ended June 30, 2004, as compared to $92.4 million in the six months ended June 30, 2003. The net financing activities in 2004 principally reflect borrowings under the Revolving Credit Facility. The Company paid approximately $2.0 million in cash dividends on its common stock. The net financing activities in 2003 principally reflect the proceeds of the offering of the Senior Secured Notes of $289.0 million and the use of a portion of these proceeds for the repayment of debt then outstanding.

   Debt and Other Contractual Obligations

     The Company has aggregate indebtedness of $350.0 million under its Senior Secured Notes.

     As of June 30, 2004, advances outstanding under the Revolving Credit Facility were $8.1 million, borrowing availability was $69.9 million and outstanding letters of credit on this facility were $11.4 million. Availability under the Revolving Credit Facility was $58.6 million as of August 4, 2004.

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

     In August 2002, in connection with its reorganization, the Company entered into a ten-year payment obligation under an agreement with the Pension Benefit Guaranty Corporation (“PBGC”). The present value of this obligation was $58.3 million at June 30, 2004.

     The Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in all of the Company’s inventories, receivables, general intangibles and proceeds therefrom. In addition, the Revolving Credit Facility contains customary negative covenants and restrictions for transactions including, without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, certain junior payments, transactions with affiliates and changes relating to indebtedness. The Revolving Credit Facility requires that the Company meet a quarterly fixed charge coverage test, unless minimum availability declines below $10.0 million in which case the Company must meet a monthly fixed charge coverage test.

     The Company anticipates expenditures in the remainder of 2004 of $13 to $17 million for capital expenditures, primarily for routine maintenance and molds, $19.3 million of interest payments on the Senior Secured Notes, $5.0 million of payments under the agreement with the PBGC and $5.2 million of payments under operating and capital leases. In addition, the Company is obligated to pay approximately $4.2 million annually related to its post-retirement benefit plan and $5.2 million annually to multiemployer pension plans for the future service benefits of its hourly employees.

   Capital Expenditures

     Capital expenditures were $42.4 million in the first half of 2004, including a major reconstruction on a furnace at the Company’s Shakopee, Minnesota facility. This rebuild is the only major maintenance capital project planned for 2004. Annual capital spending in 2004 is expected to approximate $55 to $59 million. Capital spending in 2005 is expected to approximate $55 million. The Company’s principal sources of liquidity for the funding of the 2004 capital expenditures are expected to be from operations and borrowings under the Revolving Credit Facility.

   Off-Balance Sheet Arrangements

     The Company is not party to off-balance sheet arrangements.

Impact of Inflation

     The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in specific materials and energy and has not been fully able to pass on these cost increases to its customers for several years, although the Company did realize some price increases in recent years, primarily due to abnormally high energy costs, which the Company has experienced since 2001. In the second quarter of 2004, the Company was not able to realize timely relief of its high energy costs through cost pass-throughs to its customers.

     Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU, in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. In 2003, natural gas prices have closed at between $4.430 and $9.133 per MMBTU, with the low being October 2003 and the high being March 2003. The natural gas price for July 2004 closed at $6.141 per MMBTU. The Company has no way of predicting to what extent natural gas prices will fluctuate in the future. Any significant increase, or the inability to pass on those costs to customers, could adversely impact the Company’s margins and operating performance.

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

New Accounting Standards

     In December 2003, the Medicare Act was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FSP FAS 106-2 which provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and is effective for interim periods beginning after June 15, 2004. As of June 30, 2004, the Company has not determined the impact of FSP FAS 106-2 and accordingly, the accounting for the accumulated post-retirement benefit obligation and the net periodic benefit cost under SFAS 106 in the accompanying condensed financial statements does not reflect the effects of the Medicare Act on the plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin. A change in interest rates under the Revolving Credit Facility could adversely impact results of operations. A 50 basis point fluctuation in the market rate of interest would impact annual interest expense by approximately $0.2 million, based on average borrowings outstanding during 2004. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any such pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on the Company’s current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of the Company held June 9, 2004, the following matter was voted upon:

Election of Joel A. Asen, James N. Chapman, Richard M. Deneau, Jonathan Gallen, Timothy F. Price, Alan H. Schumacher, Lenard B. Tessler and Alexander Wolf to serve as directors of the Company for a term that expires at the next succeeding annual meeting after their election, or until their successors, if any, are elected and appointed.

	For	Withheld
Joel A. Asen	24,344,841	17,520
James N. Chapman	24,344,841	17,520
Richard M. Deneau	22,961,729	1,400,632
Jonathan Gallen	24,299,500	62,861
Timothy F. Price	24,345,661	16,700
Alan H. Schumacher	24,344,841	17,520
Lenard B. Tessler	21,899,048	2,463,313
Alexander Wolf	22,986,385	1,375,976

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a.) Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

     (b.) Reports on Form 8-K

Current Report on Form 8-K dated May 5, 2004 and filed May 6, 2004 pursuant to Items 7 and 12. A press release regarding the release of the Company’s results of operations for the first quarter ended March 31, 2004 is furnished as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION
Date: August 10, 2004	/s/ Peter T. Reno
Peter T. Reno
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)