Form 10-Q
period 2004-09-30
ANCHOR GLASS CONTAINER CORP /NEW
filed 2004-11-12
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

The number of shares of Anchor Glass Container Corporation, common stock, $.10 par value, outstanding at October 29, 2004 was 24,623,843.

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$589,836	$542,771	$186,224	$193,546
Costs and expenses:
Cost of products sold	543,625	499,688	174,367	178,407
Gain on sale of non-operating properties	(3,823)	—	—	—
Selling and administrative expenses	20,141	20,093	6,832	6,627
Income from operations	29,893	22,990	5,025	8,512
Other income (expense), net	1,542	(1,029)	1,143	(1,097)
Interest expense	(36,210)	(36,805)	(12,049)	(11,667)

Net loss	$(4,775)	$(14,844)	$(5,881)	$(4,252)

Preferred stock dividends	$—	$(7,263)	$—	$(2,512)

Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption	$—	$(38,118)	$—	$(38,118)

Loss applicable to common stock	$(4,775)	$(60,225)	$(5,881)	$(44,882)

Basic and diluted net loss per share applicable to common stock	$(0.19)	$(4.40)	$(0.24)	$(3.20)

Basic and diluted weighted average number of common shares outstanding	24,562,215	13,673,557	24,614,973	14,015,021

Dividends per common share	$0.12	$—	$0.04	$—

Comprehensive income (loss):
Net loss	$(4,775)	$(14,844)	$(5,881)	$(4,252)
Other comprehensive income (loss):
Derivative income (loss)	1,559	(434)	(196)	(1,141)

Comprehensive loss	$(3,216)	$(15,278)	$(6,077)	$(5,393)

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED BALANCE SHEETS
(dollars in thousands)

	September 30, 2004
	(unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$158	$23,083
Accounts receivable	48,685	36,674
Inventories:
Raw materials and manufacturing supplies	31,182	28,144
Finished products	106,297	108,640
Other current assets	11,257	11,230

Total current assets	197,579	207,771
Property, plant and equipment, net	479,778	477,253
Other assets	14,381	14,674
Intangible assets	6,252	6,846

	$697,990	$706,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$29,921	$—
Current maturities of long-term debt	9,221	8,895
Accounts payable	46,166	55,000
Accrued expenses	15,413	17,004
Accrued interest	5,384	14,900
Accrued compensation and employee benefits	25,792	31,271

Total current liabilities	131,897	127,070
Long-term debt	414,953	422,881
Long-term post-retirement liabilities	42,012	40,197
Other long-term liabilities	18,949	20,833

	475,914	483,911
Commitments and contingencies
Stockholders’ equity:
Common stock	2,462	2,451
Capital in excess of par value	127,370	129,549
Accumulated deficit	(43,356)	(38,581)
Accumulated other comprehensive income	3,703	2,144

	90,179	95,563

	$697,990	$706,544

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,775)	$(14,844)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	46,865	49,453
Amortization	3,580	2,263
Amortization of financing fees	1,328	4,846
(Gain) loss on fixed asset sales	(3,843)	387
Other	(1,012)	(148)
Decrease in cash resulting from changes in assets and liabilities	(40,885)	(49,993)

	1,258	(8,036)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(48,928)	(80,437)
Purchase of equipment under leases	—	(39,217)
Proceeds from sale of property and equipment	5,688	10,590
Change in restricted cash	—	4,387
Other	(3,449)	(2,391)

	(46,689)	(107,068)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	353,750
Principal payments of long-term debt	(7,306)	(176,004)
Dividends paid on common stock	(2,948)	—
Net draws (repayments) on revolving credit facility	29,921	(47,413)
Proceeds from issuance of common stock	—	111,000
Redemption of Series C preferred stock, including dividends	—	(85,285)
Payment of capital lease obligations for assets purchased	—	(5,539)
Plan distributions to Series A preferred stock	—	(3,680)
Repurchase of warrants	—	(1,500)
Other	2,839	(15,724)

	22,506	129,605
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(22,925)	14,501
Balance, beginning of period	23,083	351

Balance, end of period	$158	$14,852

Supplemental noncash activities:
Non-cash equipment financing	$—	$10,000

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 – Basis of Presentation

     Management Responsibility

          In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position of Anchor Glass Container Corporation (the “Company” or “Anchor”) as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months then ended September 30, 2004 and 2003.

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

     Post-retirement Benefits

          The Company provides post-retirement benefits to certain salaried and hourly employees and former employees. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The components of the net periodic benefit cost are:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost-benefits earned during the period	$345	$347	$113	$116
Interest cost on projected benefit obligation	2,446	2,706	775	902
Amortization of actuarial losses (gains)	335	397	(13)	132

Total net periodic benefit cost	$3,126	$3,450	$875	$1,150

          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP FAS 106-2”). FSP FAS 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and is effective for interim periods beginning after June 15, 2004. The Company has determined that the plan is actuarially equivalent to Medicare Part D and has adopted the provisions of FSP FAS 106-2. Estimated pending final Medicare regulations, the accumulated post-retirement benefit obligation decreased approximately $5,000 and the net periodic benefit cost above decreased $250.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

     Capital Stock

          In the nine months ended September 30, 2004, the Company declared and paid cash dividends on its common stock of $2,948, recorded stock option compensation expense of $509 and received the proceeds from the exercise of stock options of $271.

     Reclassifications

          Certain reclassifications have been made to the statements of operations and cash flows for the periods prior to the nine months ended September 30, 2004 to conform to the current period presentation.

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

          Effective January 1, 2004, the Company implemented the results of an independent appraisal to update the depreciable lives of its property, plant and equipment, and accordingly, calculated depreciation expense for the first nine months of 2004 using the updated lives, resulting in a reduction in the amount of depreciation that would have been otherwise expensed. Depreciation and amortization recorded in the three and nine months ended September 30, 2004 were $16,592 and $50,445, respectively. On a pro forma basis, without the update to depreciable lives, depreciation and amortization expense in the three months and nine months ended September 30, 2004 would have been greater by $4,481 and $10,857, respectively.

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

NOTE 4 – Subsequent Events

     Restructuring and other charges

          At a meeting held November 4, 2004, the board of directors of Anchor (the “Board”) decided to close the 624,000 square foot Connellsville, Pennsylvania facility. Production was terminated effective as of the close of business on November 4. The Company expects to complete plant closure activities within twelve months. Approximately 300 employees will be affected.

          The Board made this decision taking into consideration the excess supply conditions currently prevailing in the glass container industry and the Company’s analysis of the economics of each Anchor

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

facility. This analysis is part of an ongoing and comprehensive operational review, begun in the third quarter, to increase the Company’s asset productivity and free cash flow.

           The Company will record restructuring expenses and other related charges that will, in total, approximate $47,000 to $57,000. These charges include approximately $2,000 for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs. Of this total, $44,000 to $51,000 will be recorded in the fourth quarter of 2004. The major types of costs to be incurred are (dollars in millions):

Employee termination benefits	$13	to	$14
Other facility exit costs	5	to	8

Charges that will result in future cash expenditures	18	to	22
Noncash write down of property and equipment	25	to	25
Noncash write down of inventories	4	to	10

Total expected charges	$47	to	$57

          The cash requirements of the restructuring will be funded through operations and borrowings under Anchor’s revolving credit facility (defined below). Anchor expects the timing of cash requirements to approximate (dollars in millions):

2004 fourth quarter	$5	to	$7
2005 first quarter	7	to	8
2005 second quarter	3	to	4
Thereafter	3	to	3

     Revolving Credit Facility

          On November 4, 2004, Anchor reached an agreement with its primary lender to modify the terms of its revolving credit facility (the “Revolving Credit Facility”). This modification expands the maximum borrowing availability under the facility to $115,000 from $100,000, increases the borrowing base and extends the term to August 30, 2007. Additionally, the fixed charge coverage ratio covenant is eased beginning in the fourth quarter of 2004 to account for the impact of the above described restructuring charges.

     Other

          On November 4, 2004, the Board suspended the common stock quarterly dividend in view of the Company’s efforts to improve cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Background

          The Company is the third largest manufacturer of glass containers in the United States, focused solely on this packaging industry segment. The Company has eight strategically located facilities where it produces a diverse line of flint (clear), amber, green and other colored glass containers of various types, designs and sizes for the beer, beverage, food, liquor and flavored alcoholic beverage markets. The Company manufactures and sells its products to many of the leading producers of products in these categories.

Results of Operations

          Net sales. Net sales for the third quarter of 2004 were $186.2 million compared to $193.5 million for the third quarter of 2003, a decrease of $7.3 million, or 3.8%. Net sales for the first nine months of 2004 were $589.8 million and $542.8 million for the comparable period of 2003, an increase of $47.0 million, or 8.7%. The change in net sales was principally the result of a decrease in unit shipments of 4.1% in the three months ended September 30, 2004 as compared with the same period of 2003, and an increase in unit shipments of approximately 10.6% in the nine months ended September 30, 2004 as compared with the same period of 2003.

          Sales in the third quarter declined from the third quarter of 2003 reflecting the softer beer and consumer products volumes and a weaker-than-expected performance in the ready-to-drink category. This decline was partially offset by solid increases in non-beer volumes, which were driven by new business gains since last year.

          Sales in the nine months ended September 30, 2004, reflect solid new business sales gains noted above as well as core beer category sales increases. New business volumes and higher shipments in the beer category were partially offset by the declines in the ready-to-drink category. The growth in unit shipments exceeded the growth in sales dollars, reflecting in part, the planned changes in sales mix attributable to current customer contracts and the Company’s inability to fully pass through the high cost of energy to its customers.

          Cost of products sold. The Company’s cost of products sold in the third quarter and the first nine months of 2004 was $174.4 million and $543.6 million, respectively (or 93.6% and 92.2% of net sales), while the cost of products sold for the third quarter and first nine months of 2003 was $178.4 million and $499.7 million, respectively (or 92.2% and 92.1% of net sales). Included in margin results for the third quarter of 2004 were higher energy costs that could not be passed through to customers of $6.1 million, which includes higher natural gas costs, higher transportation and raw material costs due to rising fuel prices and lower energy recoveries from its customers, an unfavorable volume impact of $0.8 million and higher warehousing costs of $0.4 million. These were partially offset by a favorable improvement in production and reduced spending of $3.3 million and a more favorable price and mix of $0.7 million.

          Effective January 1, 2004, the Company implemented the results of an independent appraisal to update the depreciable lives of its property, plant and equipment, and accordingly, calculated depreciation expense for the first nine months of 2004 using the updated lives, resulting in a reduction in the amount of depreciation that would have been otherwise expensed. Depreciation and amortization expense is comparable period over period as a result of the combination of lower expense from the update of depreciable lives and higher expense from the significant capital improvement projects in 2003 and 2004.

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

          Selling and administrative expenses. Selling and administrative expenses for the three months and nine months ended September 30, 2004 were $6.8 million and $20.1 million, respectively, or 3.7% and 3.4% of net sales, while selling and administrative expenses for the three months and nine months ended September 30, 2003 were $6.6 million and $20.1 million, respectively, or 3.4% and 3.7% of net sales. The net increase in selling and administrative expenses resulted from higher professional fees, particularly for Sarbanes-Oxley compliance and higher stock option compensation expense partially offset by the benefits of renegotiated corporate headquarters lease.

          Other income (expense), net. Other income was $1.1 million and $1.5 million, respectively in the three months and nine months ended September 30, 2004, primarily resulting from the gain on extinguishment of a $1.2 million predecessor Series A preferred stock liability.

          Interest expense. Interest expense for the third quarter of 2004 was $12.0 million compared to $11.7 million for the third quarter of 2003, an increase of $0.4 million. Interest expense for the first nine months of 2004 was $36.2 million compared to $36.8 million for the first nine months of 2003, a decrease of $0.6 million. Interest expense in the first nine months of 2003 included a charge of $4.3 million for the noncash write-off of deferred fees of $3.6 million and related payments of $0.7 million, related to debt repaid with the proceeds from the issuance of the 11% Senior Secured Notes due 2013, aggregate principal amount of $350.0 million (the “Senior Secured Notes”). Cash interest expense increased $0.4 million in the third quarter of 2004 and increased $3.7 million in the first nine months of 2004 as a result of higher outstanding debt levels in 2004 as compared with 2003.

          Net income (loss). The Company recorded a net loss of $5.9 million for the third quarter of 2004 as compared to a net loss of $4.3 million for the third quarter of 2003. The Company recorded a net loss of $4.8 million in the first nine months of 2004 as compared to a net loss of $14.8 million for the first nine months of 2003. The decline in earnings quarter over quarter of $1.6 million and the improvement year over year of $10.0 million, were primarily due to the factors noted above.

Liquidity and Capital Resources

          The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Company’s Revolving Credit Facility. The Company believes that cash flows from operating activities, combined with available borrowings under the amended Revolving Credit Facility, will be sufficient to support its operations and liquidity requirements for the foreseeable future, although the Company cannot be assured that this will be the case. For a discussion of Anchor’s anticipated capital expenditures for the remainder of 2004 and for 2005 see “Capital Expenditures.” Peak operating needs are in the spring, at which time working capital borrowings are significantly higher than at other times of the year. Anchor has reached an agreement with its primary lender to modify the terms of its Revolving Credit Facility including terms that have a positive impact on liquidity. For a more detailed discussion of these modifications see “Debt and Other Contractual Obligations.” The Company has also commenced negotiations with the lessor of certain of its equipment to modify certain terms of its equipment lease agreement (including easing the fixed charge coverage ratio covenant to account for the impact of the restructuring charges discussed below) in a manner comparable to modifications received from its primary lender under the Revolving Credit Facility. There can be no assurance that the Company will be able to consummate such an amendment.

     Cash Flows

          Operating Activities. Operating activities provided $1.3 million in cash in the first nine months of 2004, as compared to cash consumed of $8.0 million in the first nine months of 2003. This overall improvement in cash provided reflects the changes in working capital items and the improvement in earnings. Accounts receivable levels increased in 2004, using $11.8 million in cash. Inventory levels declined, providing cash of $3.3 million. Cash used in the reduction of current liabilities was $18.6 million.

          Cash interest payments in the first nine months of 2004 were $13.0 million greater than payments made in the first nine months of 2003.

          Investing Activities. Cash consumed in investing activities was $46.7 million in the first nine months of 2004, as compared to $107.1 million in the same period of 2003. Capital expenditures were $48.9 million in the first nine months of 2004, as compared to $80.4 million in the first nine months of 2003. See “Capital Expenditures.” In the second quarter of 2004, the Company received proceeds of $5.5 million from the sale of three previously closed facilities. In the first quarter of 2003, the Company used $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases and purchased the equipment leased thereunder (of which $39.2 million was included in investing activities and $5.5 million was included in financing activities).

          Financing Activities. Net cash provided for financing activities was $22.5 million in the nine months ended September 30, 2004, as compared to $129.6 million in the nine months ended September 30, 2003. The net financing activities in 2004 principally reflect borrowings under the Revolving Credit Facility. The Company paid approximately $2.9 million in cash dividends on its common stock. The net financing activities in 2003 principally reflect the proceeds of the offering of the Senior Secured Notes of $289.0 million and the use of a portion of these proceeds for the repayment of debt then outstanding.

     Restructuring and other charges

          At a meeting held November 4, 2004, the Board decided to close the 624,000 square foot Connellsville, Pennsylvania facility. Production was terminated effective as of the close of business on November 4. The Company expects to complete plant closure activities within twelve months. Approximately 300 employees will be affected.

          The Board made this decision taking into consideration the excess supply conditions currently prevailing in the glass container industry and the Company’s analysis of the economics of each Anchor facility. This analysis is part of an ongoing and comprehensive operational review, begun in the third quarter, to increase the Company’s asset productivity and free cash flow.

          The Company will record restructuring expenses and other related charges that will, in total, approximate $47 to $57 million. These charges include approximately $2 million for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs. Of this total, $44 to $51 million will be recorded in the fourth quarter of 2004. The major types of costs to be incurred are (dollars in millions):

Employee termination benefits	$13	to	$14
Other facility exit costs	5	to	8

Charges that will result in future cash expenditures	18	to	22
Noncash write down of property and equipment	25	to	25
Noncash write down of inventories	4	to	10

Total expected charges	$47	to	$57

          The cash requirements of the restructuring will be funded through operations and borrowings under Anchor’s Revolving Credit Facility. Anchor expects the timing of cash requirements to approximate (dollars in millions):

2004 fourth quarter	$5	to	$7
2005 first quarter	7	to	8
2005 second quarter	3	to	4
Thereafter	3	to	3

          In order to enter 2005 with lower inventory levels and to better align production with customer requirements, Anchor plans to curtail production selectively during the fourth quarter. The Company anticipates that this temporary production curtailment will negatively impact fourth quarter earnings by $4-6 million. (See“ Capital Expenditures”.)

     Debt and Other Contractual Obligations

          The Company has aggregate indebtedness of $350.0 million under its Senior Secured Notes.

          As of September 30, 2004, advances outstanding under the Revolving Credit Facility were $29.9 million, borrowing availability was $50.5 million and outstanding letters of credit on this facility were $10.9 million. Availability under the Revolving Credit Facility was $44.6 million as of November 5, 2004.

          Under a master lease agreement entered into in December 2002, the Company leased equipment under a lease term of five years. The master lease agreement is structured as a capital lease under generally accepted accounting principles. For each group of equipment items the Company agreed to lease, it entered into an equipment schedule that applied the terms of the master lease to such equipment. As of September 30, 2004, $13.3 million was outstanding under this lease agreement. The Company has commenced negotiations with the lessor to modify certain terms of this equipment lease agreement (including easing the fixed charge coverage ratio covenant to account for the impact of the restructuring charges discussed above) in a manner comparable to modifications received from its primary lender under the Revolving Credit Facility. There can be no assurance that the Company will be able to consummate such an amendment.

          In August 2002, in connection with its reorganization, the Company entered into a ten-year payment obligation under an agreement with the Pension Benefit Guaranty Corporation (“PBGC”). The present value of this obligation was $57.1 million at September 30, 2004.

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

          Anchor reached an agreement with its primary lender to modify the terms of its Revolving Credit Facility. This modification expands the maximum borrowing availability under the facility to $115 million from $100 million, increases the borrowing base and extends the term to August 30, 2007. Additionally, the fixed charge coverage ratio covenant is eased beginning in the fourth quarter of 2004 to account for the impact of the above described restructuring charges.

          In addition to the restructuring cash requirements noted above, the Company anticipates expenditures in the remainder of 2004 of $16 to $20 million for capital expenditures (see below), $2.5 million of payments under the agreement with the PBGC and $2.6 million of payments under operating and capital leases.

          In addition, the Company is obligated to pay approximately $4.0 million annually related to its post-retirement benefit plan and approximately $5.2 million annually to multiemployer pension plans for the future service benefits of its hourly employees.

          On November 4, 2004, the Board suspended the common stock quarterly dividend in view of the Company’s efforts to improve cash flow.

     Capital Expenditures

          Capital expenditures were $6.5 million in the third quarter primarily associated with maintenance and molds to support production, and $48.9 million in the first nine months of 2004, including a major reconstruction on a furnace at the Company’s Shakopee, Minnesota facility. During the fourth quarter of 2004, the Company plans to allocate capital spending for maintenance repairs on temporarily idled furnaces that had previously been planned to occur in 2005. As a result, for the full year of 2004, capital expenditures are now anticipated to be $65 to $69 million, above the previous plans of $55 to $59 million. Capital spending in 2005 is planned to be approximately $30 to $35 million, reflecting the revised 2004 plans and lower ongoing maintenance requirements resulting from the Connellsville plant closure. The Company’s principal sources of liquidity for the funding of the 2004 capital expenditures are expected to be from operations and borrowings under the Revolving Credit Facility.

          The Company believes that cash flows from operating activities, combined with available borrowings under the amended Revolving Credit Facility, will be sufficient to support its operations, including capital expenditures, restructuring charge payments and other liquidity requirements, for the foreseeable future, although the Company cannot be assured that this will be the case.

     Off-Balance Sheet Arrangements

          The Company is not party to off-balance sheet arrangements.

Impact of Inflation

          The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in energy, materials and services impacted by energy, such as freight, and has not been fully able to pass on these cost increases to its customers. In the second and third quarters of 2004, the Company was not able to realize timely relief of its high energy costs through cost pass-throughs to its customers.

          Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU, in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. In 2003, natural gas prices have closed at between $4.430 and $9.133 per MMBTU, with the low being October 2003 and the high being March 2003. The natural gas price for November 2004 closed at $7.625 per MMBTU. The Company has no way of predicting to what extent natural gas prices will fluctuate in the future. Any significant increase, or the inability to pass on those costs to customers, could adversely impact the Company’s margins and operating performance.

Seasonality

          Demand for beer, iced tea and other beverages is stronger during the summer months. Because the Company’s shipment volume is typically higher in the second and third quarters, the Company usually builds inventory during the fourth and first quarters in anticipation of seasonal demands, although as a result of first quarter 2004 shipment levels, inventory declined slightly in the 2004 first quarter. Inventory levels have been impacted by the softer than normal seasonal pattern in the latter part of the 2004 third quarter as consumption was affected by severe southeast weather. In order to enter 2005 with lower inventory levels and to better align production with customer requirements, Anchor plans to curtail production selectively during the fourth quarter. In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns, consume working capital and adversely affect its liquidity on a seasonal basis.

New Accounting Standards

          In December 2003, the Medicare Act was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FSP FAS 106-2 which provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and is effective for interim periods beginning after June 15, 2004. The Company has determined that the plan is actuarially equivalent to Medicare Part D and has adopted the provisions of FSP FAS 106-2. Estimated pending final Medicare regulations, the accumulated post-retirement benefit obligation decreased approximately $5.0 million and the net periodic benefit cost decreased $0.3 million.

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

          Less than 1% of the Company’s net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant. Through the purchase of natural gas futures, the Company has hedged certain of its estimated natural gas purchases, typically over a period of nine to twelve months. The Company does not enter into such hedging transactions for speculative trading purposes but rather to lock in energy prices. Also, the Company has entered into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings.

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

          None

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          None

Item 5. Other Information.

          None

Item 6. Exhibits.

          (a.)  Exhibits

Exhibit 10.14	Amended and Restated Southeast Glass Bottle Supply Agreement between Anheuser-Busch, Incorporated and Anchor Glass Container Corporation. Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

Exhibit 10.15	Employment Agreement between Anchor Glass Container Corporation and Richard M. Deneau, dated August 30, 2002.

Exhibit 10.16	Employment Agreement between Anchor Glass Container Corporation and Darrin J. Campbell, dated August 30, 2002.

Exhibit 10.17	Employment Agreement between Anchor Glass Container Corporation and Roger L. Erb, dated August 30, 2002.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION
Date: November 12, 2004	/s/ Peter T. Reno
Peter T. Reno
Vice President and Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)