Form 10-K
period 2004-12-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2005-03-29
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                               (Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, par value $.10 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Aggregate market value of voting and non-voting common equity held by non-affiliates at June 30,2004:
As of the most recently completed second quarter,
the aggregate market value for the registrant’s common stock was $120.9 million.

The number of shares of Anchor Glass Container Corporation, common stock, $.10 par value, outstanding at February 28, 2005 was 24,680,843.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Item 10 and Items 11, 12, 13 and 14 are incorporated by reference from the definitive
Proxy Statement in connection with the Annual Meeting to be held June 15, 2005.

PART I

ITEM 1. Business.

Company Overview

          Anchor Glass Container Corporation (the “Company” or “Anchor”) is the third largest manufacturer of glass containers in the United States. Anchor has eight strategically located facilities where it produces a diverse line of flint (clear), amber, green and other colored glass containers for the beer, beverage, food, liquor and flavored alcoholic beverage markets.

          The Company revised its statements of cash flows in the financial statements contained elsewhere herein, by $4.4 million, $1.0 million and $20.8 million, respectively, for the year ended December 31, 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 to reflect the principal payments under its agreement with the Pension Benefit Guaranty Corporation (“PBGC”) as cash out flows from operating activities instead of cash out flows from financing activities. This revision had no impact on the Company’s balance sheets or statements of operations.

Recent Developments

          Indebtedness under the Revolving B Loan Agreement

          On February 14, 2005, the Company entered into a $20 million revolving credit facility (the “Revolving B Loan”) with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus Capital Management, L.P. (“Cerberus”) and its affiliates. As availability under the Revolving B Loan is not subject to a borrowing base, the new facility provides the Company with liquidity in excess of that provided by the borrowing base under Anchor’s $115.0 million revolving credit facility (the “Revolving Credit Facility”). At March 1, 2005, advances outstanding under the Revolving B Loan were $5.0 million. Combined availability under the Revolving Credit Facility and the Revolving B Loan was $23.4 million at March 1, 2005.

          The Revolving B Loan matures on August 30, 2007, contemporaneously with the maturity of the Revolving Credit Facility, and bears interest on drawn portions thereof at LIBOR plus 8%, payable quarterly. Interest on the new facility is payable in kind through June 30, 2005, and thereafter if availability under the Revolving Credit Facility is less than an agreed upon threshold. The Revolving B Loan is secured by a second lien on the Company’s inventory, receivables and general intangibles. The Revolving B Loan requires the Company to meet the same monthly fixed charge coverage test as under the Revolving Credit Facility.

          Amendment to Revolving Credit Facility and Master Lease Agreement

          On February 14, 2005, the Company entered into an amendment with its lenders under the Revolving Credit Facility to modify the fixed charge coverage ratio covenant under the facility for the remainder of 2005. In addition, the lenders waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004, that resulted from the Company’s weaker than anticipated cash flows and operating results during the fourth quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The required minimum fixed charge coverage ratios for 2005, based on a 2005 cumulative year to date calculation, range from 0.14:1.0 for January 2005 to 0.8:1.0 for November 2005 to 0.75:1.0 for December 2005 and 1.0:1.0 for 2006 and thereafter. The actual fixed charge coverage ratio for January 2005 and February 2005 is .25:1.0 and .30:1.0, respectively, and the Company is in compliance with this covenant as of February 28, 2005. The Company also entered into a similar agreement and waiver with its lender under its capital lease arrangements, which had an outstanding balance of $11.7 million at February 28, 2005.

          Liquidity

          The Company’s operating results and operating cash flows during fiscal 2004 were negatively impacted by the closure of the Connellsville plant (see below), the continuing high costs of energy and its direct and indirect effect on other costs and manufacturing expenses, softer sales volumes than anticipated in the second half of 2004, the effect of fourth quarter curtailments (furnace downtime) and the acceleration of certain capital projects into 2004 from 2005. As a result of the above factors, the Company’s availability under its Revolving Credit Facility declined to $21.8 million at December 31, 2004, and it was unable to meet its fixed charge coverage ratio covenant for the quarter ended December 31, 2004.

          As discussed above, on February 14, 2005 the Company entered into a $20 million Revolving B Loan with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus and its affiliates. Additionally, the lenders under the Revolving Credit Facility modified the fixed charge coverage ratio covenant for the remainder of 2005 and waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. The Company also entered into a similar agreement and waiver with its lender under its capital lease arrangements.

          Under the modified covenant, the required minimum fixed charge coverage ratio for 2005 and thereafter, is determined on a monthly basis, beginning on January 1, 2005. The monthly calculation is determined on cumulative year to date results through the measurement date. The cumulative aspect of the calculation allows for any excess or deficit coverage in prior months to be incorporated into the current month calculation. Prior to this modification, the Revolving Credit Facility required that the Company meet a quarterly fixed charge coverage test, determined cumulatively for the four calendar quarters ending on the measurement date, unless minimum availability declined below $10 million, in which case the Company would have been required to meet a monthly fixed charge coverage test determined cumulatively for the twelve calendar months ending on the measurement date. Minimum fixed charge coverage ratios under the Revolving Credit Facility are reflected in the table below.

January	.14:1.0	April	.40:1.0	July	.66:1.0	October	.79:1.0
February	.19:1.0	May	.50:1.0	August	.71:1.0	November	.80:1.0
March	.29:1.0	June	.58:1.0	September	.76:1.0	December	.75:1.0

          The actual fixed charge coverage ratio for January 2005 was .25:1.0 and for February 2005 was .30:1.0. The Revolving B Loan and the master lease agreement contain the same fixed charge coverage ratio covenant.

          The fixed charge coverage ratio is calculated by dividing Adjusted EBITDA by fixed charges (as those terms are defined in the related debt agreements). Adjusted EBITDA is an amount equal to net income (loss) plus interest expense, income taxes, depreciation and amortization, restructuring charges, (gain)/loss on the sale of fixed assets and other non-cash items. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles (GAAP) and is not intended to present a superior measure of financial condition or profitability from those determined under GAAP. Adjusted EBITDA is a primary component of the fixed charge coverage financial covenant under the Company’s revolving credit facilities and master lease agreement. Fixed charges include, among other things, cash interest expense, capital expenditures, cash dividends, payments made under the agreement with the PBGC, regularly scheduled principal payments of indebtedness, restructuring expenditures, taxes paid in cash and management fees, as defined.

          The Company has made various operational improvements and implemented cost savings programs which management believes will assist in its ability to meet this fixed charge coverage ratio covenant on a monthly basis. Although the Company anticipates the ability to meet this covenant, due to the cumulative year to date by month nature of the covenant calculations, combined with operational variability in a manufacturing environment, there can be no assurance that activities outside of the Company’s control may impact its ability to meet these covenants. The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility and the Revolving B Loan. At March 1, 2005 combined availability under these facilities was $23.4 million. The Company believes that cash flows from operating activities, combined with available borrowings under the its two revolving credit facilities, will be sufficient to support its operations and fund its capital expenditure requirements, restructuring payments and other liquidity needs for the next twelve months, although the Company cannot be assured that this will be the case. The Company’s ability to fund operations, make scheduled payments of interest and principal on its indebtedness and maintain compliance with the terms of its revolving credit facilities and master lease agreement, including its fixed charge coverage ratio covenant, depends on the Company’s future operating performance, which is subject to economic, financial, competitive and other factors beyond the Company’s control. If the Company is unable to generate sufficient cash flows from operations to meet its financial obligations and achieve compliance with its debt covenant, there may be a material adverse effect on the Company’s business, financial condition and results of operations. Management is continuing to explore alternatives to provide additional liquidity. These alternatives include:

•	formulating plans to maintain capital expenditures at reduced levels needed for routine maintenance and providing molds to support production, following the past two years of significant furnace rebuilds and other improvement projects;

•	continuing the suspension of dividend payments on it common stock;

•	implementing continued cost reduction and efficiency programs to improve results;

•	continuing to reduce inventories in 2005 based upon a better balance of capacity and demand; and

•	actively pursuing sales of non-performing assets.

     There can be no assurance that the Company will be successful in these alternatives. Failure to comply with financial covenants will cause default under the Revolving Credit Facility and, may cause the Company’s long term capital leases and other long term debt agreements to become currently due, as a result of cross default provisions.

          Restructuring, impairment and other charges

          In November 2004, the Board of Directors of Anchor (the “Board”) approved the Company’s plan to close the 624,000 square foot Connellsville, Pennsylvania manufacturing facility (the “Restructuring”). Production at this facility was terminated effective as of the close of business on November 4, 2004. The Company expects to complete the Connellsville facility closure activities by December 2005 (the “Restructuring Period”). Approximately 300 employees were affected.

          This decision was based on a number of considerations, including the excess supply conditions currently prevailing in the glass container industry and the Company’s analysis of the economics of each Anchor facility. This analysis was part of an ongoing and comprehensive operational review, begun in the third quarter of 2004, to increase the Company’s asset productivity and improve cash flow.

          The Company will record restructuring, impairment and other related charges during the Restructuring Period that will, in total, approximate $50.5 million to $53.5 million, of which $39.7 million was recorded in the 2004 fourth quarter for asset impairment, employee termination benefits and other facility exit costs and $9.0 million was recorded for inventory write downs. These charges include approximately $1.5 million for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs.

          The Company began implementing the results of its ongoing operational review announced in the third quarter of 2004, closing the Connellsville facility, reducing corporate expenses, selectively curtailing production to bring inventory in line with industry demand, and using this downtime to make necessary repairs.

Products, Markets and Customers

          The Company produces glass containers for the beverage and food industries in the United States. Substantially all of the Company’s glass containers are produced to customer specifications. In addition, most of the Company’s sales are pursuant to customer contracts with average terms of three to five years from inception. The table below provides a summary of net sales and the approximate percentage of net sales by product group for each of the three years ended December 31, 2004.

	Years ended December 31,
Products	2004		2003		2002
	(dollars in millions)
Beer/Flavored Alcoholic Beverages	$412.6	55.2%	$441.1	62.1%	$419.1	58.6%
Beverages	114.3	15.3	77.1	10.9	100.6	14.1
Liquor	109.2	14.6	79.7	11.2	83.5	11.6
Food	85.7	11.5	81.5	11.5	79.4	11.1
Other	25.1	3.4	30.5	4.3	33.0	4.6

Total	$746.9	100.0%	$709.9	100.0%	$715.6	100.0%

          There can be no assurance that the information provided in the preceding table will be indicative of the glass container product mix of the Company for 2005 or in subsequent years. Management’s strategy is to focus on shifting the Company’s product mix, to the extent there is available capacity, toward those products that management believes are likely to improve operating results. For 2005, the Company expects to see a slight shift in its product mix from the beer/flavored alcoholic beverage categories into beverage and liquor categories. Certain sectors of the glass container market, particularly the food sector, have experienced conversion from glass packaging to plastic or other alternative forms. These conversions may impact the overall supply/demand dynamics of the industry.

          The Company’s largest customer, Anheuser-Busch Companies, Inc. (“Anheuser-Busch”), accounted for 48.1% of its net sales for the year ended December 31, 2004. On January 1, 2004, the Company began shipping under a multi-year supply agreement with Snapple Beverage Group, Inc. and Mott’s Inc., affiliates of Cadbury Schweppes plc, to supply nearly 100% of their requirements for 16 oz. Snapple bottles, Nantucket Nectars and Yoo-hoo bottles, as well as for several Mott’s items. Net sales under this agreement accounted for 12.9% of the Company’s net sales for the year ended December 31, 2004.

Manufacturing

     Manufacturing

          The Company’s manufacturing facilities are generally located in geographic proximity to its customers due to the significant cost of transportation and the importance of prompt delivery to customers. Most of the Company’s production is shipped by common carrier to customers generally within a 150-mile radius of the plant in which it is produced, although the Company will ship products longer distances to meet customer requirements. The glass container manufacturing process involves a high percentage of fixed costs. Standard input costs are similar among manufacturers and include soda ash, sand, limestone and energy costs. The Company conducts regular maintenance on all of its operating equipment.

     Raw Materials and Suppliers

          Sand, soda ash, limestone, cullet (reclaimed glass), corrugated packaging materials and energy, primarily natural gas, are the principal raw materials that are used in the Company’s manufacturing operations. All of these materials are available from a number of suppliers and the Company is not dependent upon any single supplier for any of these materials. The Company believes that adequate quantities of these materials are, and will continue to be, available from various suppliers. Costs for certain of these raw materials increased significantly in 2004 and are currently expected to continue to rise materially in 2005. Costs for certain other raw materials, primarily soda ash, have risen significantly in 2005.

          All of the Company’s glass melting furnaces are equipped to burn natural gas, which is the primary fuel used at the Company’s manufacturing facilities. Two of the Company’s furnaces are equipped to utilize oxygen in conjunction with the burning of natural gas, increasing the overall efficiency of the furnace. Backup systems are in place at some facilities to permit the use of fuel oil or propane, to the extent cost effective and permitted by applicable laws and regulations. Electricity is used in certain instances for enhanced melting.

          Prices for natural gas have increased significantly in recent years. As such, it remains one of the largest cost components of the Company’s operations. The Company’s current strategy is to enter into hedging transactions from time to time on an opportunistic basis. The Company has currently hedged certain of its estimated natural gas purchases extending through December 2005, representing approximately 25% of its natural gas requirements, through the purchase of natural gas futures. The Company also enters into put and call options for purchases of natural gas. In addition, the Company may, from time to time, enter into hedging transactions requested by customers that have surcharge recovery formulas in their contracts. The Company does not enter into hedging transactions for speculative trading purposes, but rather to lock in energy prices.

          Increases in the price of natural gas adversely affect the Company’s costs and margins. Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per million BTUs (“MMBTU”) in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. During 2004, average natural gas prices were significantly higher than in prior years. High, low and average annual closing prices for natural gas, per MMBTU, for the three years ended 2004 were:

			Annual
	High	Low	Average
2002
December; February	$4.140	$2.006	$3.221
2003
March; October	$9.133	$4.430	$5.388
2004
December; September	$7.976	$5.082	$6.138

          The natural gas price for March 2005 closed at $6.304 per MMBTU.

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

Seasonality

          Demand for beer, iced tea and other beverages is stronger during the summer months. Because the Company’s shipment volume is typically higher in the second and third quarters, the Company usually builds inventory during the fourth and first quarters in anticipation of seasonal demands. Inventory levels were impacted by the softer than normal seasonal pattern in the latter part of 2004 as consumption was affected by severe weather in the southeastern U.S. In order to enter 2005 with lower inventory levels and to better align production with customer requirements, Anchor curtailed production selectively during the fourth quarter. In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns consume working capital and adversely affect its liquidity on a seasonal basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customer Service

          The Company’s sales and marketing efforts are targeted primarily to established customers with whom it enjoys long-standing relationships. Management’s sales/marketing strategy also includes focusing on product mix shifts, including identifying and securing new business relationships. An important focus of the Company’s sales and marketing is customer service, and it seeks to respond quickly to customer needs. To this end, the Company has customer service managers responsible for scheduling, sales forecasting and coordinating the various aspects of delivering product to its customers.

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

          Certain environmental laws, such as CERCLA, or Superfund, and analogous state laws, provide for strict, and under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment including soil and groundwater. These laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed of. The Company is conducting remediation of soil and groundwater at certain of its facilities, and in light of historical practices, may in the future be required to perform additional corrective actions. The Company is participating in a limited number of legal proceedings where third parties asserted that it is responsible for costs related to the disposal of wastes under CERCLA or analogous state laws. The Company does not believe that the resolution of any of these legal proceedings will have a material adverse effect on its financial condition, but the Company cannot be assured that it or entities for which it may be responsible will not incur future environmental liability, as a result of these or other proceedings, that could have a material adverse effect on its financial condition or results of operations.

          Capital expenditures required for environmental compliance were approximately $0.5 million in each of the three years ended 2004 and are anticipated to be approximately the same in 2005. The Company anticipates that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations or interpretations thereof or the nature of the Company’s operations may require it to make significant additional capital expenditures to ensure compliance in the future. The Company has established a reserve for environmental matters, including known or projected remediation projects and projected exposure at third-party sites; the remaining balance of this reserve was $7.6 million as of December 31, 2004. In 2004, the Company incurred $0.6 million in spending chargeable to the Company’s environmental reserve and reduced the reserve in the amount of approximately $1.0 million related to the sale of three non-operating facilities in the second quarter of 2004.

          The Company does not believe that its environmental exposure is in excess of the reserves reflected on its balance sheet. In addition to its environmental reserves, the Company also maintains an environmental impairment liability insurance policy to address certain potential future environmental liabilities at both identified operating and non-operating sites. The above noted reserves are not net of any potential insurance proceeds. There can, however, be no assurance that any future liability, particularly any arising from presently unknown conditions, will not exceed the reserves or available insurance coverage and have an adverse impact on the Company’s operations or financial condition.

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

Competition

          The glass container industry in the United States is a mature industry. The Company and the other glass container manufacturers compete on the basis of price, quality, reliability of delivery and customer service. The industry is highly concentrated with three producers, including the Company, estimated by the Company to have accounted for over 90% of 2004 domestic volume.

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

          The Company also has a limited license with Owens-Illinois entitling the Company to use certain existing patents, trade secrets and other technical information of Owens-Illinois relating to glass manufacturing technology. Under this license, the Company has the right to use technology in place in exchange for license fees payable through 2005 and thereafter will have a perpetual paid-up license.

          While the Company holds various patents, trademarks and copyrights of its own, it believes its business is not dependent upon any one of these.

Employees

          As of February 28, 2005, the Company employed approximately 2,840 persons on a full-time basis. Approximately 480 of these employees are salaried office, supervisory and sales personnel. The remaining employees are represented principally by two unions, the Glass Molders, Pottery, Plastics and Allied Workers (the “GMP”) and the United Steelworkers of America (the “USWA”).

          The Company’s two labor contracts with the GMP and its two labor contracts with the USWA expire on March 31, 2005 and August 31, 2005, respectively. Negotiations with the GMP for a successor labor agreement commenced on March 14, 2005 for a new three-year labor agreement with the GMP. There can be no assurance that the Company will enter into a new labor agreement by March 31, 2005 or that a work stoppage will not occur. The Company expects to begin negotiations with the USWA later in 2005.

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

          The Company owns and operates eight glass container manufacturing facilities. The Company also owns a building located in Streator, Illinois, that is used as a machine shop to rebuild glass-forming and related machinery and leases a mold shop located in Zanesville, Ohio, as well as additional warehouses for finished products in various cities throughout the United States.

          Substantially all of the Company’s owned real properties and equipment at its eight operating glass container manufacturing facilities are pledged as collateral securing the Company’s obligations under its 11% Senior Secured Notes due 2013, aggregate principal amount of $300.0 million (the “Senior Secured Notes”), its 11% Senior Secured Notes due 2013, aggregate principal amount of $50.0 million (the “Additional Notes”) and the related indenture (the “Indenture”).

          The following table sets forth certain information concerning the Company’s manufacturing facilities. In addition to these locations, the Company owns plants at Connellsville, Pennsylvania (closed November 2004), Keyser, West Virginia and Dayville, Connecticut that have been closed and owns land in Gas City, Indiana.

	Number of	Number of	Building Area
Location	Furnaces	Machines	(Square Feet)
Jacksonville, Florida.	2	4	624,000
Warner Robins, Georgia	2	8	864,000
Lawrenceburg, Indiana	1	4	504,000
Winchester, Indiana	2	6	627,000
Shakopee, Minnesota	2	6	360,000
Salem, New Jersey (1)	3	6	733,000
Elmira, New York	2	6	912,000
Henryetta, Oklahoma	2	6	664,000

(1)	A portion of the site on which this facility is located is leased pursuant to several long-term leases.

ITEM 3. Legal Proceedings.

          On February 10, 2005, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Christopher Carmona, derivatively on behalf of Anchor Glass Container Corporation v. Richard M. Deneau, Darrin J. Campbell, Peter T. Reno, Alan H. Schumacher, James N. Chapman, Jonathan Gallen, Timothy F. Price, Alexander Wolf, Joel A. Asen and George Hamilton, as defendants, and Anchor Glass Container Corporation, as nominal defendant. Richard M. Deneau was the Company’s former Chief Executive Officer and a former member of the Board. Darrin J. Campbell is the Company’s Chief Executive Officer and a member of the Board. Peter T. Reno is the Company’s Vice President and Interim Chief Financial Officer. Alan H. Schumacher, James N. Chapman, Jonathan Gallen, Timothy F. Price and Alexander Wolf are members of the Board. Joel A. Asen and George Hamilton are former members of the Board.

          The lawsuit is a derivative action brought by a shareholder of the Company on behalf of the Company against certain of its officers and directors alleging violations of state law, including breaches of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between September 2003 and the present that allegedly have caused substantial losses and other damages to the Company, such as to its reputation and goodwill.

          On January 6, 2005, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Todd Fener, individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Richard M. Deneau, Darrin J. Campbell, Alan H. Schumacher and Peter T. Reno.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder. The complaint seeks an unspecified amount of damages.

          On December 21, 2004, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Robert Conte individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin Campbell, Richard M. Deneau, Joel A. Asen, James N. Chapman, Jonathan Gallen, George Hamilton, Timothy F. Price, Alan H. Schumacher, Lenard B. Tessler, Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers. Lenard B. Tessler is a member of the Board. Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers were underwriters of the Company’s initial public offering of common stock.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint seeks an unspecified amount of damages.

          On December 13, 2004, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Matthew Bellefeuille individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin Campbell, Richard M. Deneau, Joel A. Asen, James N. Chapman, Jonathan Gallen, George Hamilton, Timothy F. Price, Alan H. Schumacher, Lenard B. Tessler, Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

          On December 7, 2004, Anchor was served with a complaint filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Davidco Investors, LLC individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin J. Campbell and Richard M. Deneau.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

          Although the ultimate outcome of the above-described matters cannot be determined with certainty, the Company believes that the complaints are without merit and it and the individual defendants intend to vigorously defend the lawsuits.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

          No matters were brought to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

          In September 2003, the Company consummated an initial public offering of 8,625,000 shares of its common stock (which includes 1,125,000 additional shares of common stock to cover over-allotment of shares) (the “Equity Offering”).

     The Company’s equity securities consist of one class of common stock. The common stock began trading on September 25, 2003, the Equity Offering date. The common stock is traded on Nasdaq under the symbol AGCC. The high and low sales prices quoted on Nasdaq for each of the quarters of 2004 and the fourth quarter of 2003 were as follows:

	High	Low
2003
4th Quarter	$16.75	$13.90

2004
1st Quarter	$17.97	$14.01
2nd Quarter	16.45	10.89
3rd Quarter	15.50	7.25
4th Quarter	8.87	4.45

          The Company paid an initial cash dividend of $.04 per common share in the fourth quarter of 2003 and paid $.04 per common share in each of the first three quarters of 2004, or $.12 per common share for the year ended December 31, 2004. The amount and timing of dividends payable on common stock is within the sole discretion of the Board. On November 4, 2004, the Board suspended the common stock quarterly dividend in an effort to improve the Company’s cash flow. The instruments governing the Company’s indebtedness contain various covenants that limit payment of dividends and dividends may not be paid if availability under the revolving credit facilities is below a certain threshold. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

          There are approximately 750 holders of the Company’s common stock as of March 9, 2005.

Recent Sales of Unregistered Securities

          On August 5, 2003, the Company issued the Additional Notes. The Additional Notes were purchased by Deutsche Bank Securities and Credit Suisse First Boston. The Additional Notes were issued in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) under the Securities Act.

          On February 7, 2003, the Company issued the Senior Secured Notes. The Senior Secured Notes were purchased by Deutsche Bank Securities, Banc of America Securities LLC and Credit Suisse First Boston. The Senior Secured Notes were issued in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) under the Securities Act.

          On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the “Plan”) through a Chapter 11 reorganization (the “Reorganization”). As part of the Reorganization, the Company sold and issued to Anchor Glass Container Holding LLC (“AGC Holding”), an affiliate of Cerberus, a leading New York investment management firm, 75,000 shares of Company’s Series C Participating Preferred Stock, par value $.01 (the “Series C Preferred Stock”) for $75.0 million and 13,499,995 shares of common stock for $5.0 million. These shares were issued in an offering not involving a public offering pursuant to Section 4(2) of the Securities Act. As a condition to the issuance, the purchasers consented to placement of a restrictive legend on the certificates representing the securities. The Series C Preferred Stock was redeemed with a portion of the proceeds of the Equity Offering. Prior to redemption, the holders of the

Series C Preferred Stock were entitled to receive, when and as declared by the Board out of legally available funds, cumulative dividends, payable quarterly in cash, at a rate per annum equal to 12%.

          In connection with the Reorganization, the Company executed an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) that eliminated all past-service pension liabilities, and provided for a one-time payment of $20.8 million and a $10.0 million per year fixed payment obligation to the PBGC for ten years (the “PBGC Agreement”). On August 30, 2002, in connection with the PBGC Agreement, the Company granted the PBGC a warrant for the purchase of 711,000 shares of Anchor’s common stock, with an exercise price of $5.27 per share and term of ten years. In June 2003, the Company repurchased the outstanding warrant held by the PBGC for a negotiated price of $1.5 million.

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

Equity Compensation Plan Information

     The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2004:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options	outstanding options	(excluding securities
Plan category	(a)	(b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders	921,259	$13.23	427,741
Equity compensation plans not approved by security holders	—	—	—

Total	921,259	$13.23	427,741

ITEM 6. Selected Financial Data.

          The following table sets forth certain historical financial information of the Company. The selected financial data as of December 31, 2004 and 2003 and for the two years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 have been derived from the Company’s audited financial statements included elsewhere in this Form 10-K. The selected financial data as of December 31, 2002, 2001 and 2000 and the years ended December 31, 2001 and 2000 have been derived from the Company’s audited financial statements. The following information should be read in conjunction with the Company’s financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Reorganized Company			Predecessor Company
			Four	Eight
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,	Years Ended December 31,
	2004	2003	2002	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$746,858	$709,943	$211,379	$504,195	$702,209	$629,548
Cost of products sold	712,271	660,781	192,427	451,709	658,146	598,900
Inventory loss - cost of products sold(1)	8,963	—	—	—	—	—
Restructuring, impairment and other charges, net(2)	39,735	—	—	(395)	—	—
Gain on sale of non-operating properties	(3,823)
Selling and administrative expenses.	27,121	26,963	9,683	19,262	28,462	33,222
Related party provisions and charges (3)	—	—	—	—	35,668	—

Income (loss) from operations	(37,409)	22,199	9,269	33,619	(20,067)	(2,574)
Reorganization items, net(4)	—	—	—	47,389	—	—
Other income (expense), net	(310)	223	443	763	(389)	1,343
Interest expense	(48,429)	(48,549)	(10,381)	(17,948)	(30,612)	(31,035)

Net income (loss)	(86,148)	(26,127)	(669)	63,823	(51,068)	(32,266)
Series C preferred stock dividends				—	(7,263)	(3,022)
Excess fair value of consideration transferred over carrying value of preferred stock (5)	—	(38,118)
Series A and B preferred stock dividends	—	—	—	(4,100)	(14,057)	(14,057)

Income (loss) applicable to common stock	$(86,148)	$(71,508)	$(3,691)	$59,723	$(65,125)	$(46,323)

Basic net income (loss) per share applicable to common stock	$(3.50)	$(4.37)	$(0.27)	$11.37	$(12.40)	$(8.82)

Basic weighted average number of common shares outstanding	24,581,617	16,364,196	13,449,995	5,251,356	5,241,356	5,241,356

Diluted net income (loss) per share applicable to common stock	$(3.50)	$(4.37)	$(0.27)	$1.89	$(12.40)	$(8.82)

Diluted weighted average number of common shares outstanding	24,581,617	16,364,196	13,449,995	33,805,651	5,241,356	5,241,356

	Reorganized Company			Predecessor Company
			Four	Eight
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,	Years Ended December 31,
	2004	2003	2002	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of Operations Data (cont’d):
Cash dividends declared per share of common stock	$0.12	$0.04	$—	$—	$—	$—

Other Financial Data:
Depreciation and amortization	$65,307	$70,512	$18,011	$35,721	$54,024	$54,900
Capital expenditures	72,681	119,115	28,666	42,654	41,952	39,805

Balance Sheet Data (at end of period):
Accounts receivable	$35,601	$36,674	$42,070		$43,182	$55,818
Inventories	126,010	136,784	102,149		105,573	125,521
Total assets	657,195	706,544	556,397		530,584	620,807
Total long-term debt, including capital leases and current portion	472,693	431,776	298,801		259,435	269,279
Redeemable preferred stock (5)	—	—	78,022		82,026	76,428
Total stockholders’ equity (deficit) (5)	4,290	95,563	1,499		(124,041)	(4,626)

(1)	For the year ended December 31, 2004, the Company recorded a charge of $8,963 for a noncash write down of inventories related to the Connellsville plant closure.

(2)	For the year ended December 31, 2004, the Company recorded Restructuring charges of $39,735. The components of this charge included: asset impairment of property and equipment of $25,758; employee termination benefits of $12,799; and other facility exit costs of $1,178. The Company recorded a net gain for restructuring of $395 for the eight months ended August 31, 2002. The significant components of this net gain included: professional fees of $10,068; direct costs of the restructuring, net of $8,344; savings attributable to the retiree benefit plan modification of ($24,432); and a consent fee of $5,625 to the holders of the First Mortgage Notes.

(3)	For the year ended December 31, 2001, represents the write-off of a receivable from Consumers Packaging Inc. and affiliates of $18,221 and the write-off of an advance to G&G Investments, Inc. of $17,447.

(4)	Reorganization items, net consist of a net gain for fresh start adjustments of $49,908 and expenses incurred in the Chapter 11 proceedings of $2,519, comprised of: $2,450 of debtor-in-possession facility fees; $1,687 of professional fees; $1,276 of deferred financing fees written off relating to the Senior Notes; and a credit of $2,894 for the reversal of interest expense relating to the Senior Notes.

(5)	In 2003, Anchor consummated the Equity Offering and received net proceeds therefrom of $127.7 million. Approximately $85.3 million of the net proceeds of the Equity Offering were used to redeem all of the Series C Preferred Stock. A portion of the redemption price was paid through the issuance of 2,382,348 shares of common stock (valued at $38.1 million based on the initial public offering price of $16.00 per share).

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

          The Company revised its statements of cash flows in the financial statements contained elsewhere herein, by $4.4 million, $1.0 million and $20.8 million, respectively, for the year ended December 31, 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 to reflect the principal payments under its agreement with the PBGC as cash out flows from operating activities instead of cash out flows from financing activities. This revision had no impact on the Company’s balance sheets or statements of operations.

          Anchor’s 2004 results were adversely affected by continued rising energy prices resulting in higher raw material costs, higher freight charges and higher production costs, which the Company was unable to pass through to customers. In addition, beer and consumer product volumes were lower than the seasonal pattern typical of the fourth quarter as several of the Company’s customers focused on optimizing year-end inventory levels. The Company began implementing the results of its ongoing operational review announced in the third quarter of 2004, closing the Connellsville facility, reducing corporate expenses, selectively curtailing production to bring inventory in line with industry demand, and using this downtime to make necessary repairs. However, the production curtailments in the fourth quarter impacted the Company’s results more significantly than had been originally anticipated.

          The Company’s primary objective is improving cash flow generation. The Company believes it has an opportunity to further reduce inventory in 2005 based upon a better balance of capacity and demand. The Company also intends to implement further cost reduction and efficiency programs to improve operations and to restrict its capital spending during 2005 to $30-35 million, a 50% reduction from 2004, and reflecting the completion of the Company’s furnace rebuilding initiatives of the last two years.

          In November 2004, the Board approved the Company’s plan to close the Connellsville, Pennsylvania manufacturing facility. Production at this facility was terminated effective as of the close of business on November 4, 2004. The Company will record restructuring, impairment and other related charges during the Restructuring Period that will, in total, approximate $50.5 million to $53.5 million, of which $39.7 million was recorded in the 2004 fourth quarter for asset impairment, employee termination benefits and other facility exit costs and $9.0 million was recorded for inventory write downs. These charges include approximately $1.5 million for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs.

Results of Operations

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

Fourth Quarter 2004 Compared to Fourth Quarter 2003

          Net sales for the three months ended December 31, 2004 were $157.0 million compared to net sales of $167.2 million for the three months ended December 31, 2003, down $10.2 million, or 6.1%. Unit shipments declined 7.3% in the 2004 fourth quarter compared to the fourth quarter 2003. Net sales in the fourth quarter reflected lower beer and consumer product volumes than the seasonal pattern typical of the fourth quarter, as several of the Company’s customers focused on optimizing year-end inventory levels. Improvements in shipments of liquor and beverage categories, which were driven by new business gains since last year, were more than offset by declines in beer and consumer product categories, as well as declines in ready-to-drink volumes. Declines in volume and price/mix changes negatively impacted income from operations by $3.6 million as compared to the fourth quarter of 2003.

          The loss from operations was $67.3 million in the fourth quarter of 2004 as compared to the loss from operations of $0.8 million in the comparable period of 2003. The $66.5 million increase in loss from operations reflected the Restructuring, impairment and other charges and inventory loss expenses recorded in the 2004 fourth quarter of $39.7 million and $9.0 million, respectively, leaving a loss of $17.8 million attributable to all other operations. The impact to production from the previously announced downtime for furnace maintenance and selected curtailment, while effective in reducing overall inventory levels that would have otherwise been built in the fourth quarter, negatively impacted operating results in the quarter by an estimated $ 9.0 million. Included in the 2004 fourth quarter results were higher energy costs that were not able to be passed through to customers of $6.5 million, which includes higher natural gas costs, higher transportation and raw material costs due to rising fuel prices, and higher costs for electricity. Costs related to inventory write-downs (other than for the Restructuring) and customer settlements totaled $3.6 million. Unfavorable warehousing costs of $1.0 million resulted from higher average inventory levels in 2004 as compared to 2003. Depreciation and amortization declined $3.9 million, due to the change in estimated depreciation lives as discussed below (reducing depreciation expense by $4.5 million), offset by the increased depreciation associated with the significant capital improvement projects in 2003 and 2004. Anchor has continued to realize productivity improvements at its manufacturing facilities, including improvements from the furnace rebuilds at the Henryetta, Oklahoma and Warner Robins, Georgia facilities completed earlier in 2003. These productivity improvements and cost reductions contributed $6.0 million to operating results during the fourth quarter as compared to the same period of 2003.

          Interest expense increased $0.5 million in the fourth quarter of 2004 compared to the fourth quarter 2003 as a result of higher average advances outstanding under the Revolving Credit Facility during 2004 as compared to 2003. Other income (expense), net declined $3.1 million. The Company recorded a mark to market loss on certain energy related derivatives of $1.7 million in the 2004 fourth quarter as compared to a mark to market gain of $1.2 million in the comparable period of 2003.

     Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

          Net sales. Net sales for 2004 were $746.9 million compared to $709.9 million for 2003, an increase of $37.0 million, or 5.2%. The change in net sales was principally the result of an increase in unit shipments of 6.4% in the year ended December 31, 2004 as compared with the same period of 2003.

          In the first half of 2004, unit shipments increased 19.0% as compared with the same periods of 2003, reflecting strong sales gains from new business in the beverage and liquor categories as well as core beer category sales increases. Unit shipments declined by 5.5% in the second half of 2004 as compared with the comparable period of 2003, reflecting the effect on normal seasonal patterns of severe weather in the southeastern U.S. and reflecting the softer beer and consumer products volumes as several of the Company’s customers focused on optimizing year-end inventory levels and a weaker-than-expected performance in the ready-to-drink category. The growth in unit shipments exceeded the growth in sales dollars, reflecting in part, the planned changes in sales mix attributable to current customer contracts and the Company’s inability to fully pass through the high cost of energy to its customers.

          Cost of products sold. The Company’s cost of products sold for 2004 was $712.3 million (or 95.4% of net sales), while the cost of products sold for 2003 was $660.8 million (or 93.1% of net sales). The impact to production from the previously announced downtime for furnace maintenance and selected curtailment negatively impacted operating results by approximately $9.0 million. Included in the 2004 results were higher energy costs, consisting primarily of natural gas, the principal fuel for manufacturing glass containers, that could not be passed through to customers of $16.2 million, which includes higher natural gas costs, higher transportation and raw material costs due to rising fuel prices, and higher cost for electricity. Higher freight costs, in addition to the energy impact on freight, negatively impacted results by $12.2 million. Costs related to inventory write-downs (other than for the Restructuring) and customer settlements totaled $3.6 million. Unfavorable warehousing costs of $1.6 million resulted from higher average inventory levels in 2004 as compared to 2003. Depreciation and amortization declined $5.2 million, due to the change in estimated depreciation lives as discussed below (reducing depreciation by $15.3 million), offset by the increased depreciation associated with the significant capital improvement projects in 2003 and 2004. Anchor has continued to realize productivity improvements at its manufacturing facilities, including improvements from the furnace rebuilds at the Henryetta, Oklahoma and Warner Robins, Georgia facilities completed earlier in 2003. These productivity improvements contributed approximately $14.0 million to operating results during 2004. Increase in volume and price/mix changes favorably impacted income from operations by $4.7 million as compared to 2003.

          In the fourth quarter of 2003, the Company engaged the same appraisal firm, utilized in the August 2002 fresh start reporting appraisal, to review the lives assigned to its property, plant and equipment existing at August 31, 2002, considering the then prevailing business conditions and outlook of the Company. Effective January 1, 2004, the Company applied the results of this independent appraisal to update the depreciable lives of its property, plant and equipment, and accordingly, calculated depreciation expense effective January 1, 2004 using the updated lives, resulting in a reduction in the amount of depreciation that would have been otherwise expensed. No change was made to the appraised value of the assets in the updating of depreciable lives implemented January 1, 2004. At the time of the original fresh start reporting appraisal recorded in August 2002, the Company was emerging from Chapter 11 proceedings. Because of the Company’s financial circumstances, the appraisers took into consideration, in their determination of useful lives for the property, plant and equipment in 2002, the Company’s then inability to adequately fund and upgrade existing equipment. In 2003, the Company refinanced its existing debt, increased its borrowings under long-term debt obligations and completed and received the funding under its Equity Offering. The Company devoted a substantial amount of resources from the proceeds of its financings to improve its existing property, plant and equipment.

          Based on the updated lives, depreciation and amortization expense recorded in the year ended December 31, 2004 was $65.3 million. On a pro forma basis, without the update to depreciable lives, depreciation and amortization expense in the year ended December 31, 2004 would have been $15.3 million greater, or $0.62 per share. Depreciation and amortization expense for the year ended 2004 is $5.2 million less overall than for the year ended 2003 as a result of the combination of lower expense from the update of depreciable lives offset by the higher expense from the significant capital improvement projects in 2003 and 2004.

          As a result of this update of depreciable lives, the average annual depreciation life of buildings changed from 12 years in 2003 to 23 years in 2004. The range of lives for machinery and equipment changed from 5 to 16 years in 2003 to 5 to 20 years in 2004. The average annual depreciation life of land improvements changed from 8 years in 2003 to 12 years in 2004. The weighted average life of all depreciable property, plant and equipment for the years ended December 31, 2004 and 2003 was 9.1 years and 7.0 years, respectively.

          Gain on sale of non-operating properties. In the second quarter of 2004, the Company sold three previously closed facilities located at Cliffwood, New Jersey, Royersford, Pennsylvania and Chattanooga, Tennessee. The Company received proceeds from these sales of $5.5 million. Included in gain on sale of non-operating properties is a gain of $2.8 million and the associated release of an environmental reserve of $1.0 million as a result of the sale. There were no comparable gains in 2003.

          Selling and administrative expenses. Selling and administrative expenses for the year ended December 31, 2004 were $27.1 million, or 3.6% of net sales, while selling and administrative expenses for the year ended December 31, 2003 were $26.9 million, or 3.8% of net sales. The net increase in selling and administrative expenses resulted from higher professional fees, particularly for Sarbanes-Oxley compliance and higher legal fees and higher stock option compensation expense. These increases in expenses were partially offset by lower benefit costs (primarily due to no accrual for a management incentive bonus in 2004) and by the benefits of the renegotiated corporate headquarters lease.

          Restructuring, impairment and other charges, net and inventory loss. In November 2004, the Board approved the Company’s plan to close the Connellsville, Pennsylvania manufacturing facility. Production at the facility was terminated effective as of the close of business on November 4, 2004. The Company expects to complete plant closure activities by December 2005.

          This decision was based on a number of considerations, including the excess supply conditions currently prevailing in the glass container industry and the Company’s analysis of the economics of each Anchor facility. This analysis is part of an ongoing and comprehensive operational review, begun in the third quarter of 2004, to increase the Company’s asset productivity and improve cash flow.

          During the Restructuring Period, the Company will record restructuring expenses and other related charges that will, in total, approximate $50.5 million to $53.5 million, of which $39.7 million was recorded in the 2004 fourth quarter for asset impairment, employee termination benefits, inventory related write downs and other facility exit costs and $9.0 million was recorded for inventory write downs. These charges include approximately $1.5 million for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs. The major types of costs incurred and to be incurred are:

				Expense Recorded in the
				Fourth Quarter of 2004
	Total Amount Expected to			and Cumulative
	be Incurred			through 2004
Employee termination benefits	$12.8	to	$12.8	$12.8
Other facility exit costs	2.9	to	5.9	1.1

Charges resulting in cash expenditures	15.7	to	18.7	13.9
Asset impairment of property and equipment	25.8	to	25.8	25.8

Restructuring, impairment and other charges	41.5	to	44.5	39.7
Noncash write down of inventories	9.0	to	9.0	9.0

Total plant closure related charges	$50.5	to	$53.5	$48.7

     Other facility exit costs primarily consist of charges that do not meet the initial recognition requirements as of the restructuring date and are charged to expense as incurred. The Company recorded the $25.8 million asset impairment charge to reduce this property and equipment to its estimated salvage value, as determined based on the Company’s best estimate of recoverable value for these assets based on expected discounted future cash flows. This property and equipment is currently classified as held for use and is recorded at its disposal value.

     The Company has taken a charge for an inventory write-down in the fourth quarter of 2004 of $9.0 million, of which $1.1 pertains to unusable supplies and raw materials and $7.9 million pertains to finished goods. A substantial amount of the finished product inventory on location at this facility was manufactured for a few specific customers. At times, glass container customers require discounts to purchase products manufactured at closed facilities. Based upon the negotiations with its customers, the Company recorded a write-down of finished product inventory to values supported by written agreements with these customers. The Company has valued and recorded this inventory at its negotiated selling price.

     The cash requirements of the Restructuring are and will be funded through operations and borrowings under Anchor’s Revolving Credit Facility and Revolving B Loan. Anchor expects the timing of remaining cash requirements to approximate:

	Remaining Amounts
	Expected to be Paid
2005 first quarter	$7.3	to	$8.4
2005 second quarter	3.0	to	3.8
Thereafter	2.9	to	4.0

     Benefits of Restructuring include productivity gains of producing volumes that meet current customer demand at eight glass container manufacturing facilities and overhead savings from the company-wide reduction in force.

     There were no comparable expenses incurred in 2003.

     Other income (expense), net. Other expense, net of $0.3 million in the year ended December 31, 2004 primarily results from the mark to market loss of $1.5 million for certain natural gas derivatives offset by the gain on extinguishment of a $1.2 million predecessor Series A preferred stock liability. Other income, net of $0.2 million in the year ended December 31, 2003 primarily results from the mark to market loss for certain natural gas derivatives.

     Interest expense. Interest expense for 2004 was $48.4 million compared to $48.5 million for 2003, a decrease of $0.1 million. Interest expense in 2003 included a charge of $4.3 million for the noncash write-off of deferred financing fees of $3.6 million and payments of $0.7 million, related to debt repaid with the proceeds from the issuance of the Senior Secured Notes. Cash interest expense increased $4.2 million in 2004 as a result of higher outstanding debt levels in 2004 as compared with 2003.

          Net income (loss). The Company recorded a net loss of $86.1 million for the year ended December 31, 2004 as compared to a net loss of $26.1 million in 2003. The Restructuring costs in 2004 were $48.7 million, leaving a loss of $37.4 million attributable to all other operations.

          The decline in earnings year over year of $11.3 million for all other operations was primarily due to:

•	higher energy costs – $16.2 million;

•	higher freight costs – $12.2 million; and

•	unabsorbed overhead during curtailment – $9.0 million.

          The foregoing decline in earnings was partially offset by the positive effects of:

•	productivity improvements – $14.0 million;

•	lower noncash depreciation and amortization expense – $5.2 million (net of $15.3 million savings on depreciable asset change in estimated lives and $10.1 million increased costs for recent significant improvement projects);

•	improved sales price and mix – $4.7 million; and

•	gain on sale of non–operating properties – $3.8 million.

Year Ended December 31, 2003 Compared to the Four Months Ended December 31, 2002 and Eight Months Ended August 31, 2002

          Net sales. Net sales for 2003 were $709.9 million compared to net sales for the four months ended December 31, 2002 of $211.4 million and net sales for the eight months August 31, 2002 of $504.2 million, a decrease in net sales of $5.7 million, or less than one percent. Unit shipments declined slightly by 1.3%, year over year, as compared to the decline of 2.9% in glass container industry shipments. The strength of Anchor’s volume shipments in the second half of 2003 was not enough to fully offset the decline experienced in the first half of 2003. The Company believes that the negative impact on sales in the early months of 2003 was due to the softness in the economy, the effect of the military action against Iraq and the harsh weather conditions experienced during the winter and spring in certain parts of the United States.

          Cost of products sold. The Company’s cost of products sold for 2003 was $660.8 million, or 93.1% of net sales, while the cost of products sold in the four months ended December 31, 2002 was $192.4 million, or 91.0% of net sales, and cost of products sold in the eight months ended August 31, 2002 was $451.7 million, or 89.6% of net sales. This decline in margin in 2003 principally was due to the increase in the cost of natural gas, the principal fuel for manufacturing glass, of $18.0 million (2.5% of net sales), as compared with the periods comprising the year ended 2002. In addition, margin was negatively impacted by noncash cost increases in 2003 for depreciation and amortization of $16.8 million (2.4% of net sales). The Company also incurred costs associated with downtime during the capital improvement projects at four of the Company’s facilities during 2003. These costs were partially offset by additional manufacturing efficiencies due to the Company’s cost reduction efforts and due to the completed improvement projects at Elmira, New York, Henryetta, Oklahoma and Warner Robins, Georgia, and by reduced operating lease expense of $9.9 million in 2003 as a result of the buyout of certain equipment leases.

          Selling and administrative expenses. Selling and administrative expenses for the year ended December 31, 2003 were $26.9 million, or 3.8% of net sales, while selling and administrative expenses for the four months ended December 31, 2002 were $9.7 million, or 4.6% of net sales and selling and administrative expenses for the eight months ended August 31, 2002 were $19.3 million, or 3.8% of net sales. The year to date decline in selling and administrative expenses resulted from lower personnel and benefit costs incurred and lower professional fees in 2003 as compared to 2002.

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

          No comparable expenses were incurred in 2003. Approximately $1.0 million of legal fees, related to the Reorganization, were recorded against restructuring related reserves in 2003.

          Interest expense. Interest expense for 2003 was $48.5 million compared to interest expense for the four months ended December 31, 2002 of $10.4 million and interest expense for the eight months ended August 31, 2002 of $17.9 million, an increase of $20.2 million. Interest expense related to the Senior Secured Notes (principal amount of $350.0 million) in 2003 was $16.4 million more than interest expense related to the First Mortgage Notes (principal amount of $150.0 million) in 2002. A noncash write-off of $3.6 million, for deferred fees related to debt repaid with the proceeds from the issuance of the Senior Secured Notes, together with payments of $0.3 million for the Term Loan prepayment penalty and $0.4 million for the consent fee paid to the First Mortgage Note holders, were included in interest expense in 2003, totaling $4.3 million. Under the PBGC Agreement, interest incurred in 2003 was $3.6 million greater than in 2002, during which interest was incurred for only the four months following the Reorganization. Interest expense in 2002, not recurring in 2003, included a $1.6 million accrual of interest on the Senior Notes, which were repaid on August 30, 2002, and the related unpaid interest was reversed through a credit to reorganization items, net in August 2002. The overall increase in interest expense was also partially offset by lower average interest rates and lower average borrowings outstanding under the Company’s Revolving Credit Facility in 2003.

          Net income (loss). The Company recorded a net loss of $26.1 million for 2003 compared to a net loss of $0.6 million and net income of $63.8 million in the four months ended December 31, 2002 and the eight months ended August 31, 2002, respectively. The restructuring and reorganization items in the periods comprising 2002 were $47.8 million, leaving income of $15.4 million attributable to all other operations.

          The decline in earnings year over year of $41.5 million for all other operations was primarily due to:

•	higher cost of natural gas – $18.0 million;

•	higher interest expense – $20.2 million (including $3.6 million of noncash write-off of deferred fees);

•	higher noncash depreciation and amortization expense – $16.8 million;

•	other net factors, higher expense – $0.8 million;

          and offset by the positive effects of:

•	lower operating lease expenses – $9.9 million; and

•	improved sales price and mix – $4.4 million.

Liquidity and Capital Resources

          The Company’s operating results and operating cash flows during fiscal 2004 were negatively impacted by the Restructuring, the continuing high costs of energy and its direct and indirect effect on other costs and manufacturing expenses, softer sales volumes than anticipated in the second half of 2004, the excess supply conditions currently prevailing in the glass container industry, the effect of fourth quarter curtailments (furnace downtime) and the acceleration of certain capital projects into 2004 from 2005. As a result of the above factors, the Company’s availability under its Revolving Credit Facility declined to $21.8 million at December 31, 2004, and it was unable to meet its fixed charge coverage ratio covenant for the quarter ended December 31, 2004.

          As discussed below, on February 14, 2005 the Company entered into a $20 million Revolving B Loan with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus and its affiliates. Additionally, the lenders under the Revolving Credit Facility modified the fixed charge coverage ratio covenant for the remainder of 2005 and waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. The Company also entered into a similar agreement and waiver with its lender under its capital lease arrangements.

          Under the modified covenant, the required minimum fixed charge coverage ratio for 2005 and thereafter, is determined on a monthly basis, beginning on January 1, 2005. The monthly calculation is determined on cumulative year to date results through the measurement date. The cumulative aspect of the calculation allows for any excess or deficit coverage in prior months to be incorporated into the current month calculation. Prior to this modification, the Revolving Credit Facility required that the Company meet a quarterly fixed charge coverage test, determined cumulatively for the four calendar quarters ending on the measurement date, unless minimum availability declined below $10 million, in which case the Company would have been required to meet a monthly fixed charge coverage test determined cumulatively for the twelve calendar months ending on the measurement date. Minimum fixed charge coverage ratios under the Revolving Credit Facility are reflected in the table below.

January	.14:1.0	April	.40:1.0	July	.66:1.0	October	.79:1.0
February	.19:1.0	May	.50:1.0	August	.71:1.0	November	.80:1.0
March	.29:1.0	June	.58:1.0	September	.76:1.0	December	.75:1.0

          The actual fixed charge coverage ratio for January 2005 was .25:1.0 and for February 2005 was .30:1.0. The Revolving B Loan and the master lease agreement contain the same fixed charge coverage ratio covenant.

          The fixed charge coverage ratio is calculated by dividing Adjusted EBITDA by fixed charges (as those terms are defined in the related debt agreements). Adjusted EBITDA is an amount equal to net income (loss) plus interest expense, income taxes, depreciation and amortization, restructuring charges, (gain)/loss on the sale of fixed assets and other non-cash items. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles (GAAP) and is not intended to present a superior measure of financial condition or profitability from those determined under GAAP. Adjusted EBITDA is a primary component of the fixed charge coverage financial covenant under the Company’s revolving credit facilities and master lease agreement. Fixed charges include, among other things, cash interest expense, capital expenditures, cash dividends, payments made under the agreement with the PBGC, regularly scheduled principal payments of indebtedness, restructuring expenditures, taxes paid in cash and management fees, as defined.

          Peak operating needs are in the fourth and first quarters of the year, at which time working capital borrowings are significantly higher than at other times of the year. The Company has made various operational improvements and implemented cost savings programs which management believes will assist in its ability to meet this fixed charge coverage ratio covenant on a monthly basis. Although the Company anticipates the ability to meet this covenant, due to the cumulative year to date by month nature of the covenant calculations, combined with operational variability in a manufacturing environment, there can be no assurance that activities outside of the Company’s control may impact its ability to meet these covenants. The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility and the Revolving B Loan. The Company believes that cash flows from operating activities, combined with available borrowings under its two revolving credit facilities, will be sufficient to support its operations and fund its capital expenditure requirements, Restructuring payments, and other liquidity needs for the next twelve months, although the Company cannot be assured that this will be the case. The Company’s ability to fund operations, make scheduled payments of interest and principal on its indebtedness and maintain compliance with the terms of its revolving credit facilities and master lease agreement, including its fixed charge coverage ratio covenant, depends on the Company’s future operating performance, which is subject to economic, financial, competitive and other factors beyond the Company’s control.

     If the Company is unable to generate sufficient cash flows from operations to meet its financial obligations and achieve compliance with its debt covenant, there may be a material adverse effect on the Company’s business, financial condition and results of operations. Management is continuing to explore alternatives to provide additional liquidity. These alternatives include:

•	formulating plans to maintain capital expenditures at reduced levels needed for routine maintenance and providing molds to support production, following the past two years of significant furnace rebuilds and other improvement projects;

•	continuing the suspension of dividend payments on it common stock;

•	implementing continued cost reduction and efficiency programs to improve results;

•	continuing to reduce inventories in 2005 based upon a better balance of capacity and demand; and

•	actively pursuing sales of non-performing assets.

          There can be no assurance that the Company will be successful in these alternatives. Failure to comply with financial covenants will cause default under the Revolving Credit Facility and, may cause the Company’s long term capital leases and other long term debt agreements to become currently due, as a result of cross default provisions.

          The Revolving B Loan and the master lease agreement contain the same fixed charge coverage ratio covenant.

     Cash Flows

          Operating Activities. Operating activities provided $6.6 million in cash in 2004 compared to $20.8 million in cash in 2003. Operating cash flows have declined from $53.8 million in 2002 to $20.8 million in 2003 to $6.6 million in 2004. This overall decline in cash provided from operations reflects the decline in earnings and the changes in working capital items, reconciled as follows:

	2004 compared to 2003	2003 compared to 2002
Change in net income (loss)	$(60.0)	$(89.3)
Change in noncash charges	40.2	66.9

Net change in earnings	(19.8)	(22.4)
Change in working capital components:
Accounts receivable	1.1	5.4
Inventories (after noncash charges)	1.8	(34.6)
Liabilities (other than current and long-term debt)	1.0	1.1
Principal payments under PBGC agreement	(0.4)	17.4
Other changes	2.1	0.1

Decline in operating cash flows	$(14.2)	$(33.0)

          2004 compared to 2003. See “ — Results of Operations” for a discussion of the decline in earnings. Accounts receivable declined $1.1 million. The balance in accounts receivable and its cash flow effect are primarily driven by the Company’s sales within thirty days of period end. The Company has not experienced significant collection issues with respect to accounts receivable. Accounts receivable has declined from the end of third quarter of 2004 as a result of lower sales in the fourth quarter due to lower seasonal sales and the overall softness in volumes in the quarter. Inventory levels, net of the inventory loss recorded in the fourth quarter of 2004, declined $1.8 million. Historically, the Company has built inventory in the fourth quarter in anticipation of seasonal demands. However, in order to enter 2005 with lower inventory levels and to better align production with customer requirements, Anchor curtailed production selectively during the fourth quarter, resulting in inventory levels at December 31, 2004 being $10.8 million lower than at the 2003 year end. Principal payments under the PBGC Agreement were $4.8 million and $4.4 million, respectively, in the years ended December 31, 2004 and 2003.

          2003 compared to 2002. See “ — Results of Operations” for a discussion of the decline in earnings. Accounts receivable declined $5.4 million. The decline from the 2002 balance to the 2003 balance is due to higher collections as of the 2003 year end as compared with the comparable period of 2002. The Company has not experienced significant collection issues with respect to accounts receivable. Inventory levels rose $34.6 million. For both Anchor and the glass container industry in general, inventory levels in 2002 were at historic lows. The Company built inventories in 2003 to return to more normal levels of inventory and in anticipation of the need to meet customer demand during the first half of 2004, while undertaking the planned upgrades during this period at the three facilities described in “Investing Activities” below. Principal payments made under the PBGC Agreement in the year ended December 31, 2003 were $4.4 million as compared to payments in the four months ended December 31, 2002 of $1.0 million and in the eight months ended August 31, 2002 of $20.75 million, representing the initial payment under the PBGC Agreement.

          Investing Activities. Cash consumed in investing activities was $71.3 million in 2004, as compared to $147.0 million in 2003. In the second quarter of 2004, the Company received proceeds of $5.5 million from the sale of three previously closed facilities. In the first quarter of 2003, the Company used $45.0 million of the proceeds from the offering of the Senior Secured Notes to terminate certain equipment leases and purchased the leased equipment (of which $39.2 million was included in investing activities and $5.5 million was included in financing activities). Capital expenditures were $72.7 million and $119.1 million, respectively in 2004 and 2003. Capital expenditures in 2004 included approximately $30.0 million for routine maintenance and molds to support production. Additionally, 2004 included fewer significant improvement projects as compared to 2003. Significant improvement projects in 2004 included:

•	in the fourth quarter of 2004, a $6.3 million project at the Winchester, Indiana facility, including the renovation of one furnace;

•	in the first and fourth quarters of 2004, $9.4 million for projects at the Jacksonville, Florida facility, including the renovation of two furnaces;

•	in the first quarter of 2004, a $8.0 million project at the Shakopee, Minnesota facility; and

•	in the second quarter of 2004, a $12.2 million project at the Salem, New Jersey facility.

          Cash consumed in investing activities was $147.0 million in 2003, as compared to $67.6 million in the periods comprising 2002. Capital expenditures were $119.1 million and $71.3 million, respectively in 2003 and 2002. In addition, the Company financed $10.0 million of equipment under its master lease agreement. Significant projects in 2003 included:

•	in the fourth quarter of 2003, a $10.0 million project at the Salem, New Jersey facility, including the renovation of two furnaces;

•	in the fourth quarter of 2003, a $8.0 million project at the Lawrenceburg, Indiana facility;

•	in the third quarter of 2003, a $27.5 million project at the Warner Robins, Georgia facility; and

•	in the first quarter of 2003, a $28.0 million project at the Henryetta, Oklahoma facility.

          Financing Activities. Net cash provided in financing activities was $41.7 million in 2004, as compared to cash provided of $148.9 million in 2003. The net financing activities in 2004 principally reflect borrowings under the Revolving Credit Facility. The Company paid approximately $2.9 million in cash dividends on its common stock in 2004. The net financing activities in 2003 principally reflect the net proceeds of the Equity Offering of $127.7 million and the use of a portion of such proceeds for the cash redemption of the Series C Preferred Stock of $85.3 million, the proceeds of the offering of the Additional Notes of $53.4 million and the proceeds of the offering of the Senior Secured Notes of $289.0 million and the use of a portion of these proceeds for the repayment of the First Mortgage Notes and the Term Loan. The initial cash dividend payment on the Company’s common stock was approximately $1.0 million, paid in the fourth quarter of 2003.

          Net cash provided in financing activities was $148.9 million in 2003, as compared to cash provided of $13.8 million in the periods comprising 2002. The net financing activities in 2003 principally reflect the net proceeds of the Equity Offering and the offering of the Senior Secured Notes of $289.0 million and the use of a portion of these proceeds for the repayment of debt then outstanding.

          On August 30, 2002, pursuant to the PBGC Agreement, Anchor granted the PBGC a warrant for the purchase of 711,000 shares of its common stock. In June 2003, the Company repurchased all of the outstanding warrants held by the PBGC for a negotiated price of $1.5 million.

     Summary of Significant Financing Transactions

          Indebtedness under the Revolving B Loan Agreement. On February 14, 2005, the Company entered into a $20 million Revolving B Loan with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus and its affiliates. As availability under the Revolving B Loan is not subject to a borrowing base, the new facility provides the Company with liquidity in excess of that provided by the Revolving Credit Facility.

          The Revolving B Loan matures on August 30, 2007, contemporaneously with the maturity of the Revolving Credit Facility, and bears interest on drawn portions thereof at LIBOR plus 8%, payable quarterly. Interest on the new facility is payable in kind through June 30, 2005 and thereafter if availability under the Company’s Revolving Credit Facility is less than an agreed upon threshold. The Revolving B Loan is secured by a second lien on the Company’s inventory, receivables and general intangibles. The Revolving B Loan requires the Company to meet the same monthly fixed charge coverage test as under the Revolving Credit Facility.

          Amendment to Revolving Credit Facility and Master Lease Agreement. On February 14, 2005, the Company entered into an amendment with its lenders under the Revolving Credit Facility to modify the fixed charge coverage ratio covenant under the facility for the remainder of 2005. In addition, the lenders waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004 that resulted from the Company’s weaker than anticipated cash flows and operating results during the fourth quarter. See Results of Operations – Fourth Quarter 2004 Compared to Fourth Quarter 2003. The required minimum fixed charge coverage ratios for 2005, based on a 2005 cumulative year to date calculation, range from 0.14:1.0 for January 2005 to 0.80:1.0 for November 2005 to 0.75:1.0 for December 2005, and 1.0:1.0 for 2006 and thereafter. The actual fixed charge coverage ratio for January 2005 and February 2005 is .25:1.0 and .30:1.0, respectively, and the Company is in compliance with this covenant as of February 28, 2005. The Company also entered into a similar agreement and waiver with its lender under its capital lease arrangements, which had an outstanding balance of $11.7 million at February 28, 2005.

          Initial Public Offering. On September 30, 2003, the Company consummated the Equity Offering of 7,500,000 shares of its common stock, par value $.10 per share, at the initial public offering price of $16.00 per share. On October 8, 2003, the underwriters for the Equity Offering exercised an option to purchase 1,125,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering. The Company received net proceeds from the Equity Offering of $127.7 million (including proceeds of $16.8 million from the exercise of the over-allotment option). $85.3 million of the net proceeds of the Equity Offering were used to redeem all of the Series C Preferred Stock. The remaining the net proceeds were used to fund working capital and for general corporate purposes.

          Senior Secured Notes Offering. On February 7, 2003, the Company completed an offering of $300.0 million aggregate principal amount of 11% Senior Secured Notes due 2013, issued under the Indenture. The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor’s existing real property, equipment and other fixed assets relating to Anchor’s eight operating glass container manufacturing facilities. The collateral does not include inventory, accounts receivable or intangible assets.

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

          Reorganization. On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities through a Chapter 11 Reorganization. As part of this Reorganization, Cerberus, through certain Cerberus-affiliated funds and managed accounts, invested $80.0 million of new equity capital into Anchor, acquiring 100% of Anchor’s Series C Preferred Stock for $75.0 million and 100% of Anchor’s common stock for $5.0 million. In addition, Anchor arranged for a $20.0 million Term Loan from Ableco Finance LLC. Anchor also entered into the PBGC Agreement. The Term Loan was subsequently repaid with a portion of the proceeds from the offering of the Senior Secured Notes. The Series C Preferred Stock was redeemed in full with a portion of the proceeds of the Equity Offering.

     Debt and Other Contractual Obligations

          The Company has aggregate indebtedness of $350.0 million under its Senior Secured Notes.

          As of December 31, 2004, advances outstanding under the Revolving Credit Facility were $50.9 million, borrowing availability was $21.8 million and outstanding letters of credit on this facility were $10.0 million. As of March 1, 2005, advances outstanding under the Revolving Credit Facility and the Revolving B Loan were $72.3 million and $5.0 million, respectively, and combined availability under the both facilities was $23.4 million.

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

          At December 31, 2004, the Company was required to maintain a fixed charge coverage ratio of         .95:1.0. The actual fixed charge coverage ratio for the four quarters ended December 31, 2004 was         .87.0:1.0, resulting from the Company’s weaker than anticipated cash flows and operating expenses during the fourth quarter. On February 14, 2005, the Company reached an agreement with its lenders under Revolving Credit Facility to modify the fixed charge coverage ratio covenant under the facility for the remainder of 2005. In addition, the lenders waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. The Company also entered into a similar agreement and waiver with its lender under its master lease agreement. On November 4, 2004, the Company entered into an amendment with its lenders under the Revolving Credit Facility which expanded the maximum borrowing availability under the facility to $115 million from $100 million, increased the borrowing base and extended the term to August 30, 2007.

          Under a master lease agreement entered into in December 2002, the Company leased equipment under a lease term of five years. The master lease agreement is structured as a capital lease under generally accepted accounting principles. For each group of equipment items the Company agreed to lease, it entered into an equipment schedule that applied the terms of the master lease to such equipment. As of December 31, 2004, $12.3 million was outstanding under this lease agreement. On February 14, 2005, the Company and the lessor entered into an agreement and waiver, similar to that entered into with the lenders of the Revolving Credit Facility, with respect to the fixed charge coverage test as of December 31, 2004 and the monthly periods of 2005.

          On February 14, 2005, the Company entered into the Revolving B Loan. As availability under the Revolving B Loan is not subject to a borrowing base, the new facility provides the Company with liquidity in excess of that provided by the Revolving Credit Facility. The Revolving B Loan matures on August 30, 2007, contemporaneously with the maturity of the Revolving Credit Facility, and bears interest on drawn portions thereof at LIBOR plus 8%, payable quarterly. Interest on the new facility is payable in kind through June 30, 2005 and thereafter if availability under the Revolving Credit Facility is less than an agreed upon threshold. Advances under the Revolving B Loan are to be drawn in a minimum amount of $5.0 million. Under the terms of the Revolving Credit Facility, advances are to be drawn from the Revolving B Loan if excess availability as defined in the

Revolving Credit Facility is equal to or less than $3.0 million. Repayments of advances outstanding under the Revolving B Loan may not be made if availability under the terms Revolving Credit Facility is less than an agreed upon threshold. The Revolving B Loan is secured by a second lien on the Company’s inventory, receivables and general intangibles. The Revolving B Loan requires the Company to meet the same monthly fixed charge coverage test as under the Revolving Credit Facility.

          The Revolving Credit Facility, the master lease agreement and the Revolving B Loan require that the Company meet the same monthly fixed charge coverage test. The required minimum fixed charge coverage ratios for 2005, based on a 2005 cumulative year to date calculation, range from 0.14:1.0 for January 2005 to 0.80:1.0 for November 2005 to 0.75:1.0 for December 2005 and 1.0:1.0 for 2006 and thereafter. The actual fixed charge coverage ratio for January 2005 and February 2005 is .25:1.0 and .30:1.0, respectively, and the Company is in compliance with this covenant as of February 28, 2005.

          In August 2002, in connection with its reorganization, the Company entered into a ten-year payment obligation under an agreement with the PBGC. The present value of this obligation was $55.8 million at December 31, 2004.

     Commitments for the principal payments and interest required on long-term debt, including capital leases and certain other contractual obligations, are as follows:

	Less than 1	1 – 3	3 – 5	More than 5
	year	years	years	years	Total
	(dollars in thousands)
Long-term debt	$—	$—	$—	$350,000	$350,000
Capital leases	4,098	8,228	451	—	12,777
Interest on above obligations	39,329	77,704	77,007	134,750	328,790
Payments under the PBGC Agreement	10,000	20,000	20,000	27,500	77,500
Operating leases	5,520	7,870	4,720	6,380	24,490

	$58,947	$113,802	$102,178	$518,630	$793,557

          The above table excludes obligations outstanding at December 31, 2004 under the Revolving Credit Facility and the Revolving B Loan of $50.9 million and $0, respectively, and related interest expense thereon.

          In addition to the restructuring cash requirements noted above of approximately $13.2 to $16.2 million, the Company anticipates payments in 2005 for capital expenditures of approximately $30 to $35 million (see below).

          In addition to the commitments included in the table above, the Company is obligated to pay approximately $4.0 million annually related to its post-retirement benefit plan and approximately $6.2 million annually to multiemployer pension plans for the future service benefits of its hourly employees.

          On November 4, 2004, the Board suspended the common stock quarterly dividend in an effort to improve the Company’s cash flow.

     Capital Expenditures

          Capital expenditures were $23.8 million in the fourth quarter of 2004 including capital spending for maintenance repairs on temporarily idled furnaces that had previously been planned to occur in 2005 (of approximately $9.0 million) and for maintenance and molds to support production. These projects included furnace rebuild projects at the Winchester, Indiana and Jacksonville, Florida facilities. Capital expenditures were $72.7 million in the year ended December 31, 2004, including a major reconstruction on a furnace at the Company’s Shakopee, Minnesota facility, completed in the first quarter of 2004. During 2003, Anchor completed five significant renovation projects, including two furnaces at its Salem, New Jersey facility, one furnace at its Lawrenceburg, Indiana facility and projects at its Henryetta, Oklahoma and Warner Robins, Georgia facilities.

          Capital spending in 2005 is planned to be approximately $30 to $35 million primarily for maintenance and molds to support production; no significant improvement projects are planned for 2005. This lower capital spending reflects the revised 2004 plans and lower ongoing maintenance requirements resulting from the Connellsville plant closure. The Company’s principal sources of liquidity for the funding of the 2005 capital expenditures are expected to be from operations and borrowings under the Revolving Credit Facility and the Revolving B Loan.

          The Company believes that cash flows from operating activities, combined with available borrowings under the Revolving Credit Facility and Revolving B Loan, will be sufficient to support its operations, including capital expenditures, restructuring charge payments and other liquidity requirements, for the next twelve months, although the Company cannot be assured that this will be the case.

     Off-Balance Sheet Arrangements

          The Company is not party to off-balance sheet arrangements.

Impact of Inflation

          The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in energy, materials and services impacted by energy, such as freight, and has not been fully able to pass on these cost increases to its customers. During 2004, the Company was unable to fully pass through cost increases to customers; although certain of the Company’s contracts with its customers incorporate price adjustments based on changes in the costs, the change in pricing may lag behind the cost incurred to obtain these cost components.

          Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU, in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. The annual average closing prices of natural gas for 2004, 2003 and 2002 were $6.138, $5.388 and $3.221, per MMBTU, respectively. The natural gas price for March 2005 closed at $6.304 per MMBTU. The Company has no way of predicting to what extent natural gas prices will fluctuate in the future. Any significant increase, or the inability to pass on those costs to customers, would adversely impact the Company’s margins and operating performance.

Seasonality

          Demand for beer, iced tea and other beverages is stronger during the summer months. Because the Company’s shipment volume is typically higher in the second and third quarters, the Company usually builds inventory during the fourth and first quarters in anticipation of seasonal demands. Inventory levels were impacted by the softer than normal seasonal pattern in the latter part of 2004 as consumption was affected by severe weather in the southeastern U.S. In order to enter 2005 with lower inventory levels and to better align production with customer requirements, Anchor curtailed production selectively during the fourth quarter. In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns consume working capital and adversely affect the Company’s liquidity on a seasonal basis.

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

          The Company’s depreciation expense in 2003 and the four months ended December 31, 2002 was based on the Company’s fresh start appraisal from August 2002, and resulted in higher depreciation expense than normal maintenance capital expenditure levels and industry comparables. As a result of a change in the business conditions and outlook of Anchor, the Company engaged the same independent appraisal firm to evaluate and update the depreciable lives of its property, plant and equipment. The Company implemented the results of this independent appraisal effective January 1, 2004, resulting in a reduction of depreciation expense in 2004 and future periods.

          Post-retirement benefits — Post-retirement benefit obligations are based on various assumptions, including discount rate, health care cost trend rates, retirement and mortality rates and other factors. Actual results that differ from the assumptions affect future expenses and obligations. A one percentage point increase in the assumed healthcare cost trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 2004 by approximately $3.8 million and the net post-retirement healthcare cost for the year ended December 31, 2004 by approximately $0.3 million. A one percentage point decrease in the assumed healthcare cost trend rate would decrease the accumulated post-retirement benefit obligation as of December 31, 2004 by approximately $3.5 million and the net post-retirement healthcare cost for the year ended December 31, 2004 by approximately $0.3 million.

          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (the “FASB”) issued FSP No. SFAS 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS 106-2”). FSP SFAS 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company adopted the provisions of FSP SFAS 106-2 effective July 1, 2004. As a result of the adoption of FSP SFAS 106-2, the accumulated post-retirement benefit obligation was reduced by $9.9 million and the net periodic benefit cost was reduced by $1.5 million as follows: service cost — $0.1 million, interest cost — $0.6 million and amortization of actuarial losses — $0.8 million.

          Environmental reserves — Reserves have been established for potential environmental liabilities, including known or projected remediation projects and projected exposure at third-party sites. These reserves are based on the Company’s estimates. Changes in facts and circumstances, with respect to particular projects and/or sites, from those upon which the Company’s estimates are based, could result in material changes to the Company’s environmental liabilities as reported.

          Insurance reserves — These reserves, for workers compensation claims, medical insurance claims and general and product liability claims, are determined based upon reported claims in process and actuarial estimates for losses incurred but not reported, based upon the Company’s claims history. The Company is self-insured, up to a deductible limit under its workers compensation and general and product liability programs. A material change in actual reported claims would likely result in material changes to the reserves as reported.

          Deferred tax assets — The Company uses the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, an assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. Since realization is not assured as of December 31, 2004, the Company has deemed it appropriate to establish a valuation allowance against the net deferred tax assets. This assessment includes anticipating future taxable income and the Company’s tax planning strategies and is made on an ongoing basis. Consequently, future material changes in the valuation allowance are possible.

Information Concerning Forward-Looking Statements

          This report includes forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning including, among other things, statements concerning:

•	the Company’s liquidity and capital resources;

•	competitive pressures and trends in the glass container or beverage and food industries;

•	prevailing interest rates;

•	prices for energy, particularly natural gas, other raw materials and freight;

•	legal proceedings and regulatory matters; and

•	general economic conditions.

          Forward-looking statements involve risks and uncertainties faced by the Company including, but not limited to, economic, competitive, governmental and technological factors outside the control of the Company that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container industry and the intense competition from makers of alternative forms of packaging; fluctuations in the price of natural gas; the Company’s focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing and other beverage industries; volatility in demand from emerging new markets; the Company’s dependence on certain executive officers; and changes in environmental and other government regulations. The Company operates in a changing environment in which new risk factors can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including without limitation those identified herein, which could cause actual results to differ from those projected. The Company disclaims any obligation to update any forward-looking statements.

Factors Affecting Future Results and Financial Condition

          The following are certain factors that could affect the future results and the financial condition of the Company. They should be considered in connection with evaluating forward-looking statements contained in the Annual Report on Form 10-K because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

Anheuser-Busch is Anchor’s largest customer; the loss of Anheuser-Busch as a customer would adversely impact Anchor’s operating performance.

          The Company’s largest customer, Anheuser-Busch, accounted for 48.1% of its net sales for the year ended December 31, 2004. The Company has two facilities in Florida and Georgia that are dedicated to providing two Anheuser-Busch breweries with glass containers. The contract covering these facilities extends through 2009. The loss of Anheuser-Busch as a customer or a material reduction in Anheuser-Busch’s bottle requirements or a modification in pricing terms would adversely impact the Company’s operating performance, results of operations and cash flows.

In addition to Anheuser-Busch, Anchor’s customers are concentrated; the failure to maintain its relationships with its largest customers would adversely affect its operating performance.

          The Company’s ten largest customers accounted for approximately 79.7% of its net sales for the year ended December 31, 2004. The Company did not have any written agreements with five of its twenty-five largest customers for 2004 (comprising 5.0% of net sales for 2004). In addition, agreements with three of its twenty-five largest customers for 2004 (comprising 8.0% of net sales for 2004) will expire during 2005. The Company has additional customer contracts expiring in 2006 (comprising 28.0% of net sales for 2004). The loss of a number of these customers, a significant reduction in sales to these customers or a significant change in the commercial terms of the Company’s relationship with these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Anchor may face an industry supply / demand imbalance or loss of customer requirements as a result of expected new capacity in the industry, which could adversely impact operating performance.

          Excess or additional supply capacity in the glass container manufacturing industry, including through the addition of new competitor capacity, may absorb production previously allocated to Anchor. The loss of production and the related customer shipments, unless replaced, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

          In addition to competing directly with Owens-Illinois and Saint-Gobain in the glass container segment of the rigid packaging industry, the Company also competes indirectly with manufacturers of other forms of rigid packaging, such as aluminum cans and plastic containers. These other forms of rigid packaging compete with glass containers principally on the basis of quality, price, availability and consumer preference. The Company believes that the use of glass containers for alcoholic and non-alcoholic beverages is subject to consumer taste. The Company’s products may not continue to be preferred by its customers’ end-users and consumer preference may shift from glass containers to non-glass containers. Certain industry categories, specifically the food product line has, and is expected to continue to experience a conversion to plastics. While these conversions do not directly effect Anchor, the Company is indirectly affected by the excess industry capacity that may result. A material shift in consumer preference away from glass containers, or competitive pressures from the Company’s direct and indirect competitors, could result in a decline in sales volume or pricing pressure and, as a result, its operating performance could be adversely affected.

Increases in the prices of raw material have adversely affected Anchor’s operating results and if Anchor is unable to obtain its raw materials at favorable prices, operating performance could be adversely impacted.

          Sand, soda ash, limestone, cullet, corrugated packaging materials and energy, primarily natural gas, are the principal raw materials that are used in the Company’s manufacturing operations. The price of these materials increased substantially during 2004, including the costs of energy, cullet, sand and limestone. The Company has not been able to pass many of these increases on to its customers. Costs for certain other raw materials, primarily soda ash, are rising significantly in 2005. If there are further material increases in the cost of these items during 2005, it could have an additional material adverse effect on the Company’s business, financial condition and results of operations if it is unable to pass these cost increases along to its customers.

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

Natural gas, the principal fuel used to manufacture Anchor’s products, has historically been subject to widely fluctuating prices and has recently been at very high levels. In addition, the increasing prices for oil may have a material affect on costs and results of operations.

          Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU, in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. The annual average closing prices of natural gas for 2004, 2003 and 2002 were $6.138, $5.388 and $3.221, per MMBTU, respectively. The Company incurred higher costs for energy of $16.2 million in 2004 as compared to 2003 and incurred higher costs of $18.0 million in 2003 as compared to 2002. The natural gas price for March 2005 closed at $6.304 per MMBTU. During 2004, the Company was able to pass through only a portion of natural gas increases to customers and although certain of the Company’s contracts with its customers incorporate price adjustments based on changes in the cost of natural gas, the change in pricing may lag behind the cost incurred to obtain natural gas. The Company has no way of predicting to what extent natural gas prices will further rise in the future. The increased price of oil would continue to impact operating costs and would continue to impact Anchor’s cost of freight. Any significant increase, or the continued inability to pass on those costs, could adversely impact the Company’s margins and operating performance and would have a material adverse effect on the Company’s results of operations and financial condition.

Anchor is involved in a continuous manufacturing process with a high degree of fixed costs. Any interruption in the operations of its manufacturing facilities may impact its operating performance.

          Due to the extreme operating conditions inherent in some of the Company’s manufacturing processes, it may, from time to time, incur unplanned business interruptions and such interruptions may adversely impact its operating performance and, as a result, the Company may not generate sufficient cash flow to satisfy its obligations. To the extent that the Company experiences any furnace breakdowns or similar manufacturing problems, it will be required to make capital expenditures and its liquidity may be impaired as a result of these expenditures.

Anchor is subject to various lawsuits that could impose substantial costs upon the Company and may adversely impact its operating performance.

          Anchor and certain of its officers and directors are party to various legal proceedings. Defense of these proceedings may consume substantial amounts of management’s time and consume substantial financial resources and could have a material adverse effect on the Company’s results of operations and financial condition.

Anchor is subject to various regulations that could impose substantial costs upon the Company and may adversely impact its operating performance.

          The Company’s operations are subject to Federal, state and local laws and regulations that are designed to protect the environment, as well as the safety and health of workers. See “Item 1. Business—Environmental and Other Governmental Regulations” for a discussion of certain of these laws and regulations. Such laws and regulations frequently change and state and local laws are different in every jurisdiction. The Company’s operations and properties must comply with these legal requirements. In addition, the Company is required to obtain and maintain permits in connection with the Company’s glass-making operations. The Company has incurred, and expects to continue to incur, costs for the Company’s operations to comply with such legal requirements, and these costs could increase in the future. Many such legal requirements provide for substantial fines, orders (including orders to cease operations) and criminal sanctions for violations. Certain environmental legal requirements provide for strict, and under certain circumstances, joint and several liability for, investigation and remediation of releases of hazardous substances into the environment and liability for related damages to natural resources. They may also impose liability for personal injury or property damage due to the presence of, or exposure to, hazardous substances. It is difficult to predict the future development of such laws and regulations or their impact on the Company’s business or results of operations. Anchor anticipates that standards under these types of laws and regulations will continue to tighten and that compliance will require increased capital and other expenditures. A significant order or judgment against Anchor, the loss of a significant permit or license or the imposition of a significant fine or any other liability in excess of, or not covered by, the Company’s reserves and/or the Company’s insurance, could adversely impact the Company’s operating performance.

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

          The Company’s two labor contracts with the GMP and its two labor contracts with the USWA expire on March 31, 2005 and August 31, 2005, respectively. Negotiations with the GMP for a successor labor agreement commenced on March 14, 2005. The Company expects to begin negotiations with the USWA later in 2005. If the Company’s unionized employees were to engage in a strike or other work stoppage prior to such contract expiration, or if the Company would be unable to negotiate acceptable extensions of those agreements with labor unions resulting in a strike or other work stoppage by the affected workers, the Company could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could have an adverse impact on the Company’s operating performance.

Anchor may be unable to purchase the Senior Secured Notes upon a change of control.

          Upon the occurrence of specified “change of control” events, Anchor will be required to offer to purchase the Senior Secured Notes. Anchor may not have sufficient financial resources to purchase all of the Senior Secured Notes that holders tender upon a change of control offer. The Revolving Credit Facility and Revolving B Loan prohibit, and future credit agreements or other agreements relating to the Company’s senior indebtedness to which Anchor becomes a party may prohibit it from purchasing any of the Senior Secured Notes, as a result of a change of control.

Anchor’s operating results and operating cash flows have declined; Anchor’s business could be adversely impacted if its operating results and operating cash flows continue to decline.

          Anchor’s operations have been negatively impacted by the continuing high costs of energy, reflected not only as higher direct costs of natural gas, but in higher related costs of freight and other raw materials, softer sales volumes than anticipated in the second half of 2004 and the effect of fourth quarter curtailments (furnace downtime) and the acceleration of certain capital projects into 2004 from 2005. Anchor has not been able to fully pass through these higher costs to its customers. As a result of this and other factors, Anchor’s operating results and its operating cash flows have declined. Should operating results and operating cash flows continue to decline, Anchor may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure its debt. Under its existing debt agreements, Anchor would not be able to incur additional indebtedness without consent of certain of its current debt holders. There can be no assurance that Anchor would be successful in these alternatives, including, within limitations, refinancing its existing indebtedness on favorable economic terms, if at all. The Company’s ability to fund operations, make scheduled payments of interest and principal on its indebtedness and maintain compliance with the terms of its revolving credit facilities and master lease agreement, including its fixed charge coverage ratio covenant, depends on the Company’s future operating performance, which is subject to economic, financial, competitive and other factors beyond the Company’s control. If the Company is unable to generate sufficient cash flows from operations to meet its financial obligations and achieve compliance with its debt covenant, there may be a material adverse effect on the Company’s business, financial condition and results of operations.

Anchor’s business may suffer if it does not attract or retain senior management.

          The Company depends on its ability to attract and retain talented senior management. The Company has announced that Darrin Campbell will resign as its chief executive officer on March 31, 2005 and that the Board has retained a search firm to assist it in identifying a new chief executive officer. In addition, the Company is seeking to hire a permanent chief financial officer. The Company’s ability to attract a new chief executive officer and a new chief financial officer, or the loss of services of any of the remaining members of its senior management team could adversely affect its business. There may be a limited number of persons with the requisite skills to serve in these positions and the Company may be unable to locate or employ such qualified personnel on acceptable terms.

Anchor’s substantial debt could limit its flexibility, adversely affecting its financial condition

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

          If the Company’s cash flow and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure its debt.

Failure to comply with the fixed charge coverage ratio covenant under the Revolving Credit Facility, Revolving B Loan and the master lease agreement is a default and, may cause those and other debt agreements to become currently due, as a result of cross default provisions.

          The Revolving Credit Facility requires the Company to achieve minimum monthly targeted levels under a fixed charge coverage ratio covenant. Failure to comply with this financial covenant is a default and would permit the lenders to require the Company to repay its loans if the default is not remedied. This may have a material adverse effect on the Company’s business, operating results and financial condition.

Anchor’s controlling stockholders may take actions that conflict with the interests of other security holders.

          In excess of a majority of the voting power of Anchor’s capital stock is held by affiliates of Cerberus, referred to herein as the majority stockholders. Accordingly, Cerberus controls the power to elect the Company’s directors, to appoint members of management and to approve all actions requiring the approval of the holders of the Company’s common stock, including adopting amendments to its certificate of incorporation and approving mergers, certain acquisitions or sales of all or substantially all of its assets. The interests of the majority stockholders could conflict with interests of other security holders.

New Accounting Standards

          In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R – Share-Based Payments (“SFAS 123R”), a revision of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) that is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company adopted the requirements of SFAS 123 effective January 1, 2003. The adoption of SFAS 123R will not impact the Company’s financial position or results of operations.

          In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 – Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), that is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to impact the Company’s financial position or results of operations.

          In December 2003, the Medicare Act was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP No. SFAS 106-2, that provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company adopted the provisions of FSP SFAS 106-2 effective July 1, 2004. As a result of the adoption of FSP SFAS 106-2, the accumulated post-retirement benefit obligation was reduced by $9.9 million and the net periodic benefit cost was reduced by $1.5 million as follows: service cost — $0.1 million, interest cost — $0.6 million and amortization of actuarial losses — $0.8 million.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

          The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin and the Revolving B Loan is subject to interest rates based on a floating benchmark rate, the LIBOR rate. A change in interest rates under the Revolving Credit Facility or the Revolving B Loan could adversely impact results of operations. A 50 basis point fluctuation in the market rate of interest would impact annual interest expense by approximately $0.2 million, based on average borrowings outstanding during 2004. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments.

          Less than 1% of the Company’s net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant. Through the purchase of natural gas futures, the Company has hedged certain of its estimated natural gas purchases, typically over a period of nine to twelve months. The Company does not enter into such hedging transactions for speculative trading purposes but rather to lock in energy prices. Also, the Company has entered into put and call options for purchases of natural gas. Accounting for these derivatives may increase volatility in earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Inflation.”

ITEM 8. Financial Statements and Supplementary Data.

Page
Reports of Independent Registered Certified Public Accounting Firm	F-2

Statements of Operations and Comprehensive Income (Loss) –

Years Ended December 31, 2004 and 2003,

Four Months Ended December 31, 2002 (Reorganized Company), and

Eight Months Ended August 31, 2002 (Predecessor Company)	F-4

Balance Sheets –

December 31, 2004 and 2003 (Reorganized Company)	F-5

Statements of Cash Flows –

Years Ended December 31, 2004 and 2003,

Four Months Ended December 31, 2002 (Reorganized Company), and

Eight Months Ended August 31, 2002 (Predecessor Company)	F-6

Statements of Stockholders’ Equity (Deficit) –

Years Ended December 31, 2004 and 2003,

Four Months Ended December 31, 2002 (Reorganized Company), and

Eight Months Ended August 31, 2002 (Predecessor Company)	F-8

Notes to Financial Statements	F-10

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

ITEM 9A. Controls and Procedures.

     Disclosure Controls and Procedures

          An evaluation was carried out, as of the end of the period covered by this report on Form 10-K, under the supervision of the chief executive officer and the chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Exchange Act. Based on that evaluation, Anchor’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.

          There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Management’s Report on Internal Control over Financial Reporting

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2004.

          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

ITEM 9B. Other Information.

          None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Company

          Additional information regarding the directors of the Company is incorporated by reference from the definitive Proxy Statement under the heading “Proposal 1. Election of Directors.”

          Executive Officers and Directors. The following table sets forth certain information regarding each of the Company’s executive officers.

Name	Age	Position
Darrin J. Campbell	40	Chief Executive Officer and Director

Roger L. Erb	62	Executive Vice President – Operations and Engineering

Peter T. Reno	40	Vice President and Interim Chief Financial Officer

Richard A. Kabaker	61	Vice President, General Counsel and Secretary

Richard M. Deneau	58	Chief Executive Officer until November 2004

James N. Chapman	42	Director

Carlton Donaway	53	Director and Chairman of the Board of Directors

Jonathan Gallen	45	Director

Timothy F. Price	50	Director

Alan H. Schumacher	58	Director

Lenard B. Tessler	52	Director

Alexander Wolf	30	Director

          Executive Officers’ Terms of Office. Each officer serves at the discretion of the Board and until such officer’s successor is chosen and qualified.

          Darrin J. Campbell became the Company’s Chief Executive Officer and a director in November 2004. Mr. Campbell joined the Company as Vice President, Pricing and Business Development in September 2000, became Executive Vice President—Sales and Asset Management in September 2001 and became the Company’s Chief Financial Officer in November 2002. Mr. Campbell was Chief Operating Officer of Pabst Brewing from May 1999 to August 2000 and Chief Financial Officer from September 1996 to April 1999. Mr. Campbell has stated his intention to resign as Chief Executive Officer and as a director effective March 31, 2005.

          Roger L. Erb became the Company’s Senior Vice President-Operations in October 1997 and Executive Vice President—Operations and Engineering in September 2001. From September 1995 to June 1997, Mr. Erb was Senior Vice President of Technical Services at Ball-Foster Glass Container Co. Prior thereto, he was employed at American National Can Company’s Foster-Forbes Glass Company Division, serving as Senior Vice President of Technical Services from June 1994 to September 1995, Senior Vice President of Operations from January 1993 to June 1994 and, prior to this time, as Vice President of Technical Services.

          Peter T. Reno joined the Company in December 2002 as Vice President, Finance and became the Vice President and Interim Chief Financial Officer in August 2004. From December 1998 to December 2002, Mr. Reno

was Vice President of Corporate Operations at Takata Seat Belts Inc., a division of privately held TK Holdings. From 1993 to 1998, Mr. Reno was Corporate Controller of Takata Seat Belts Inc. Prior thereto, he held various positions at TK Holdings and Federal-Mogul Corporation.

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

          Richard M. Deneau retired from his position as the Company’s President and Chief Executive Officer in November 2004. He assumed his duties as the Company’s President and Chief Operating Officer in July 1997 and as a director in June 1998. In August 2002, he became the Company’s Chief Executive Officer. From January 1996 to June 1997, Mr. Deneau was Senior Vice President and Chief Operating Officer of Ball-Foster Glass Container Co. From October 1992 to January 1996, he was Senior Vice President and General Manager of Beverage Can Operations at American National Can Company. Prior to October 1992, Mr. Deneau was Senior Vice President of Sales at American National Can Company’s Foster-Forbes Glass Company Division, a predecessor of Ball-Foster Glass Container Co.

          Certain officers and directors of the Company were named as defendants in a derivative action brought by a shareholder of the Company and in lawsuits seeking to have the court determine recognition of a class action. See Part I Item 3. – Legal Proceedings.

Code of Ethics

          The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers, and people performing similar functions, as well as to other employees of the Company. A copy of the code of ethics has been previously filed as an exhibit to the Annual Report on Form 10-K. A copy of Anchor’s code of ethics may be obtained by shareholders, without charge, upon written request to the Secretary at the Company’s corporate office.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Schedules and Exhibits

1.	Financial Statements. The Financial Statements of Anchor Glass Container Corporation and the Reports of Independent Registered Certified Public Accounting Firm are included beginning at page F-1 of this Annual Report on Form 10-K. See the index included on page 35.

2.	Financial Statement Schedules. The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements of Anchor Glass Container Corporation.

SCHEDULE II

ANCHOR GLASS CONTAINER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004 AND 2003,
FOUR MONTHS ENDED DECEMBER 31, 2002 AND
EIGHT MONTHS ENDED AUGUST 31, 2002
(dollars in thousands)

		Additions
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
Description	of period	expenses	accounts	Deductions		period
Year ended December 31, 2004 Allowance for doubtful accounts	$250	$—	$—	$(66	)(A)	$316

Year ended December 31, 2003 Allowance for doubtful accounts	561	(373)	—	(62	)(A)	250

Four months ended December 31, 2002 Allowance for doubtful accounts	645	—	—	84	(A)	561

Eight months ended August 31, 2002 Allowance for doubtful accounts	1,000	(75)	(285)	(5	)(A)	645

(A)	Accounts written off, net of collections.

     3. Exhibits.

Exhibit
Number	Item
3.1	Amended and Restated Certificate of Incorporation of Anchor	(A)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(A)

3.3	Amended and Restated By-Laws of Anchor	(A)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(A)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Anchor	(B)

3.6	Certificate of Elimination of the Series C Participating Preferred Stock of Anchor	(B)

4.1	Stockholders’ Agreement, dated August 30, 2002, by and among Anchor, the Investors and the Other Stockholders	(A)

4.2	Indenture dated as of February 7, 2003 among Anchor, as Issuer and The Bank of New York, as Trustee	(C)

4.3	First Supplemental Indenture dated as of August 5, 2003, between Anchor, as Issuer, and the Bank of New York, as Trustee	(D)

4.4	Collateral Access and Intercreditor Agreement, dated February 7, 2003, by and among Congress Financial Corporation (Central), in its capacity as collateral agent, and The Bank of New York, in its capacity as trustee and collateral agent	(C)

4.5	Registration Rights Agreement, dated August 5, 2003, among Anchor and the Initial Purchasers	(D)

4.6	Anchor Glass Container Corporation Equity Incentive Plan	(E)

10.1†	Southeast Glass Bottle Supply Agreement between Anheuser-Busch, Incorporated and Anchor	(F)

10.2†	Glass Bottle Agreement between Anheuser-Busch, Incorporated and Anchor	(G)

10.3	Limited License Agreement, dated March 8, 2002 between Owens Brockway Glass Container Inc. and Anchor	(A)

10.4	Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Administrative and Collateral Agent, Bank of America, N.A., as Documentation Agent, and the Financial Institutions Named Therein, as Lenders, dated August 30, 2002	(A)

10.8	Amendment No. 1 to Loan and Security Agreement by and among Anchor, as Borrower, the financial institutions from time to time parties to the Loan Agreement, as Lenders, and Congress Financial Corporation (Central), as Agent, dated December 31, 2002	(C)

10.9	Amendment No. 2 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated February 7, 2003	(C)

10.10	Amendment No. 3 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated July 25, 2003	(D)

10.11	Amendment No. 4 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated November 4, 2004	(H)

10.12	Amendment No. 5 to Loan and Security Agreement by and among Anchor, as Borrower, and Congress Financial Corporation (Central), as Agent for the financial institutions from time to time parties to the Loan Agreement, as Lenders, dated February 14, 2005	(I)

10.13†	Agreement for the Supply of Goods by and among Mott’s Inc., Snapple Beverage Group, Inc. and Anchor, effective January 1, 2004	(J)

10.14†	Amended and Restated Southeast Glass Bottle Supply Agreement between Anheuser-Busch, Incorporated and Anchor Glass Container Corporation, signed on July 26, 2004 and is deemed effective January 1, 2004	(K)

Exhibit
Number	Item
10.15	Employment Agreement between Anchor Glass Container Corporation and Richard M. Deneau, dated August 30, 2002	(K)

10.16	Employment Agreement between Anchor Glass Container Corporation and Darrin J. Campbell, dated August 30, 2002	(K)

10.17	Employment Agreement between Anchor Glass Container Corporation and Roger L. Erb, dated August 30, 2002	(K)

10.18	Termination Agreement between Anchor Glass Container Corporation and Richard Deneau dated November 4, 2004	(H)

10.19	Loan and Security Agreement by and among Anchor Glass Container Corporation and Madeleine L.L.C., as collateral and administrative agent, and the financial institutions named therein, dated February 14, 2005	(I)

10.20	Master Lease Agreement between General Electric Capital Corporation, for itself and as Agent, and Anchor Glass Container Corporation, dated December 26, 2002	*

10.21	Third Agreement of Amendment of Amended And Restated Equipment Schedule No. 1 and Second Amendment to Master Lease Agreement, by and Between General Electric Capital Corporation, for itself and as Agent, and Anchor Glass Container Corporation, dated February 14, 2005	*

10.22	Intercreditor Agreement by and between Congress Financial Corporation (Central), in its capacity as collateral agent and administrative agent, pursuant to the Senior Lien Loan Agreement acting for and on behalf of the financial institutions which are parties thereto as lenders and Madeleine L.L.C., in its capacity as collateral agent and administrative agent, dated February 14, 2005	*

10.23	Form of Director and Officer Indemnification Agreement	(D)

10.24	Indemnification Agreement between Anchor Glass Container Corporation and Alexander Wolf, dated March 24, 2005	*

10.25	Indemnification Agreement between Anchor Glass Container Corporation and Carlton Donaway, dated March 24, 2005	*

10.26	Employment Agreement between Anchor Glass Container Corporation and Peter T. Reno, dated March 9, 2005	(L)

10.27	Letter Agreement between Anchor Glass Container Corporation and Richard A. Kabaker, Esq., dated March 9, 2005	(L)

10.28	Agreement to Amend the Employment Agreement between Anchor Glass Container Corporation and Roger L. Erb, dated March 9, 2005	(L)

10.29	Consulting Services Agreement and General Release between Anchor Glass Container Corporation and Darrin J. Campbell, dated March 9, 2005	(L)

14.1	Code of Ethics	(M)

21.1	List of subsidiaries of the Company	(N)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications	*

*	Filed herewith.

†	Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(B)	Previously filed on November 3, 2003 as an exhibit to the Company’s Registration Statement on Form S-4 (Reg. No. 333-110205) originally filed with the Securities and Exchange Commission on November 3, 2003 and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(D)	Previously filed on September 5, 2003 as an exhibit to the Company’s Registration Statement on Form S-1 (Reg. No. 333-108209) originally filed with the Securities and Exchange Commission on August 26, 2003 and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 7, 2004 and incorporated herein by reference.

(F)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002, filed on June 20, 2003 and incorporated herein by reference.

(H)	Previously filed as an exhibit to a Current Report on Form 8-K dated November 9, 2004 and incorporated herein by reference.

(I)	Previously filed as an exhibit to a Current Report on Form 8-K dated February 15, 2005 and incorporated herein by reference.

(J)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 Amendment No. 1 (Reg. No. 333-110205) filed with the Securities and Exchange Commission on December 19, 2003 and incorporated herein by reference.

(K)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(L)	Previously filed as an exhibit to a Current Report on Form 8-K dated March 11, 2005 and incorporated herein by reference.

(M)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(N)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Reg. No. 333-31363) originally filed with the Securities and Exchange Commission on July 16, 1997 and incorporated herein by reference.

ANCHOR GLASS CONTAINER CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Certified Public Accounting Firm	F-2

Statements of Operations and Comprehensive Income (Loss) –

Years Ended December 31, 2004 and 2003,

Four Months Ended December 31, 2002 (Reorganized Company), and

Eight Months Ended August 31, 2002 (Predecessor Company)	F-4

Balance Sheets –

December 31, 2004 and 2003 (Reorganized Company)	F-5

Statements of Cash Flows –

Years Ended December 31, 2004 and 2003,

Four Months Ended December 31, 2002 (Reorganized Company), and

Eight Months Ended August 31, 2002 (Predecessor Company)	F-6

Statements of Stockholders’ Equity (Deficit) –

Years Ended December 31, 2004 and 2003,

Four Months Ended December 31, 2002 (Reorganized Company), and

Eight Months Ended August 31, 2002 (Predecessor Company)	F-8

Notes to Financial Statements	F-10

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Anchor Glass Container Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Anchor Glass Container Corporation for the eight-month period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the eight-month period ended August 31, 2002 listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company’s plan of reorganization became effective on August 30, 2002. As discussed in Notes 3 and 4 to the financial statements, the Company adopted “Fresh-Start Reporting” principles in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

PricewaterhouseCoopers LLP
Tampa, Florida
November 22, 2002, except for the Revision footnote presented in Note 1, for which the date is March 28, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Anchor Glass Container Corporation:

We have completed an integrated audit of Anchor Glass Container Corporation’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedule

In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Anchor Glass Container Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the four months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company’s plan of reorganization became effective on August 30, 2002. As discussed in Notes 3 and 4 to the financial statements, the Company adopted “Fresh-Start Reporting” principles in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Tampa, Florida
March 28, 2005

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)

				Predecessor
	Reorganized Company			Company
	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Net sales	$746,858	$709,943	$211,379	$504,195

Costs and expenses:

Cost of products sold	712,271	660,781	192,427	451,709
Inventory loss – cost of products sold	8,963	—	—	—
Restructuring, impairment and other charges, net	39,735	—	—	(395)
Selling and administrative expenses	27,121	26,963	9,683	19,262
Gain on sale of non-operating properties	(3,823)	—	—	—

Income (loss) from operations	(37,409)	22,199	9,269	33,619

Reorganization items, net	—	—	—	47,389

Other income (expense), net	(310)	223	443	763

Interest expense (eight months ended August 31, 2002 contractual interest of $19,800)	(48,429)	(48,549)	(10,381)	(17,948)

Net income (loss)	$(86,148)	$(26,127)	$(669)	$63,823

Series C preferred stock dividends	$—	$(7,263)	$(3,022)

Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption	$—	$(38,118)	$—

Series A and B preferred stock dividends (eight months ended August 31, 2002 contractual dividends of $9,371)				$(4,100)

Income (loss) applicable to common stock	$(86,148)	$(71,508)	$(3,691)	$59,723

Basic net income (loss) per share applicable to common stock	$(3.50)	$(4.37)	$(0.27)	$11.37

Basic weighted average number of common shares outstanding	24,581,617	16,364,196	13,499,995	5,251,356

Diluted net income (loss) per share applicable to common stock	$(3.50)	$(4.37)	$(0.27)	$1.89

Diluted weighted average number of common shares outstanding	24,581,617	16,364,196	13,449,995	33,805,651

Comprehensive income (loss):
Net income (loss)	$(86,148)	$(26,127)	$(669)	$63,823
Other comprehensive income (loss):
Derivative income (loss)	(3,209)	1,954	190	531

Comprehensive income (loss)	$(89,357)	$(24,173)	$(479)	$64,354

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
BALANCE SHEETS
(dollars in thousands, except per share data)

	Reorganized Company
	December 31,
	2004	2003

Assets

Current assets:

Cash and cash equivalents	$111	$23,083
Accounts receivable, less allowance for doubtful accounts of $316 and $250, respectively	35,601	36,674
Inventories	126,010	136,784
Other current assets	11,993	11,230

Total current assets	173,715	207,771

Property, plant and equipment:
Land and land improvements	11,135	11,760
Buildings	66,164	69,474
Machinery, equipment and molds	528,211	479,850
Less accumulated depreciation and amortization	(141,828)	(83,831)

	463,682	477,253
Other assets	13,742	14,674
Intangible assets	6,056	6,846

	$657,195	$706,544

Liabilities and Stockholders’ Equity

Current liabilities:

Borrowings under revolving credit facility	$50,880	$—
Current maturities of long-term debt	9,338	8,895
Accounts payable	49,091	55,000
Accrued expenses	30,884	17,004
Accrued interest	15,079	14,900
Accrued compensation and employee benefits	25,604	31,271

Total current liabilities	180,876	127,070

Long-term debt	412,475	422,881
Long-term post-retirement liabilities	41,145	40,197
Other long-term liabilities	18,409	20,833

	472,029	483,911

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 60,000,000 shares authorized; shares issued and outstanding 24,658,343–2004 and 24,507,343-2003	2,466	2,451
Capital in excess of par value	127,618	129,549
Accumulated deficit	(124,729)	(38,581)
Accumulated other comprehensive income (loss)- Derivatives	(1,065)	2,144

	4,290	95,563

	$657,195	$706,544

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)

				Predecessor
	Reorganized Company			Company
	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Cash flows from operating activities:
Net income (loss)	$(86,148)	$(26,127)	$(669)	$63,823
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	60,944	66,632	17,003	33,952
Other amortization	4,363	3,880	1,008	1,769
Write-off and amortization of financing fees	1,757	5,273	623	1,609
Restructuring, impairment and other charges, net	39,735	—	—	(395)
Inventory loss - cost of products sold	8,963	—	—	—
Restructuring and reorganization payments	(3,914)	—	(3,644)	(4,835)
Principal payments under the PBGC Agreement	(4,795)	(4,388)	(1,038)	(20,750)
Reorganization items, net	—	—	—	(47,389)
Gain on sale of non-operating properties	(3,823)	—	—	—
Loss (gain) on sale of property and equipment	258	379	(7)	90
Other	(939)	(1,207)	(125)	(329)
Increase (decrease) in cash resulting from changes in assets and liabilities	(9,792)	(23,657)	6,792	6,280

	6,609	20,785	19,943	33,825

Cash flows from investing activities:
Expenditures for property, plant and equipment	(72,681)	(119,115)	(28,666)	(42,654)
Proceeds from sale of property and equipment	5,716	10,747	10,026	47
Purchase of equipment under leases	—	(39,217)	—	—
Change in restricted cash	—	4,387	1,548	(5,935)
Payments for strategic alliances with customers	—	—	—	(1,266)
Other	(4,330)	(3,748)	(996)	265

	(71,295)	(146,946)	(18,088)	(49,543)

Cash flows from financing activities:
Principal payments of long-term debt	(4,773)	(174,105)	(736)	(51,416)
Net draws (repayments) on Revolving Credit Facility	50,880	(47,413)	15,817	31,596
Net repayments on prior revolving credit facilities	—	—	—	(50,981)
Dividends paid on common stock	(2,948)	(980)	—	—
Proceeds from issuance of long-term debt	—	353,750	—	20,000
Proceeds from issuance of common stock	—	127,726	—	5,000
Proceeds from issuance of preferred stock	—	—	—	75,000
Redemption of Series C preferred stock, including dividends	—	(85,285)	—	—
Payment of capital lease obligations for assets purchased	—	(5,539)	—	—
Repurchase of warrants	—	(1,500)	—	—
Plan distributions to Series A preferred stock	(36)	(3,705)	(17,409)	—
Restructuring and reorganization payments	—	—	(1,056)	(10,727)
Other, primarily financing fees	(1,409)	(14,056)	1,571	(2,861)

	41,714	148,893	(1,813)	15,611

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(22,972)	22,732	42	(107)
Balance, beginning of period	23,083	351	309	416

Balance, end of period	$111	$23,083	$351	$309

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)

				Predecessor
	Reorganized Company			Company
	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$46,887	$33,708	$11,638	$12,081

Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	$(2,194)	$8,003	$5,976	$(2,342)
Inventories	220	(34,635)	(14,914)	18,338
Other current assets	1,795	(1,616)	1,230	533
Accounts payable, accrued expenses and other current liabilities	(10,602)	2,745	9,215	(5,495)
Other, net	989	1,846	5,285	(4,754)

	$(9,792)	$(23,657)	$6,792	$6,280

Supplemental noncash activities:

Redemption of Series C preferred stock	$—	$38,118	$—	$—

Equipment financing	$—	$10,000	$10,000	$—

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands, except per share data)

					Capital		Accumulated	Total
	Series B	Issuable			in excess		other	stockholders’
	preferred	preferred	Common		of par	Accumulated	comprehensive	equity
	stock	stock	stock	Warrants	value	deficit	loss	(deficit)

Predecessor Company

Balance, January 1, 2002	$34	$21,731	$336	$9,446	$104,520	$(184,109)	$(75,999)	$(124,041)

Dividends accrued on Series A preferred stock	—	—	—	—	—	(1,633)	—	(1,633)

Net income	—	—	—	—	—	63,823	—	63,823

Derivative income	—	—	—	—	—	—	531	531

Reorganization adjustments, net	(34)	(21,731)	(336)	(9,446)	(104,520)	121,919	75,468	61,320

Issuance of 13,499,995 shares of common stock	—	—	1,350	—	3,650	—	—	5,000

Reorganized Company

Balance, August 31, 2002	$—	$—	$1,350	$—	$3,650	$—	$—	$5,000

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands, except per share data)

			Capital		Accumulated
			in excess		other
	Shares of	Common	of par	Accumulated	comprehensive	Total stockholders’
	common stock	stock	value	deficit	income (loss)	equity

Reorganized Company
Balance, August 31, 2002	13,499,995	$1,350	$3,650	$—	$—	$5,000
Dividends accrued on Series C preferred stock	—	—	—	(3,022)	—	(3,022)
Net loss	—	—	—	(669)	—	(669)
Derivative income	—	—	—	—	190	190

Balance, December 31, 2002	13,499,995	1,350	3,650	(3,691)	190	1,499
Repurchase of warrants	—	—	—	(1,500)	—	(1,500)
Dividends accrued on Series C preferred stock	—	—	—	(7,263)	—	(7,263)
Issuance of 8,625,000 shares of common stock in the initial public offering	8,625,000	863	126,863	—	—	127,726
Redemption of 75,000 shares of Series C preferred stock	—	—	(38,118)	—	—	(38,118)
Issuance of 2,382,348 shares of common stock in redemption of Series C preferred stock	2,382,348	238	37,880	—	—	38,118
Dividends declared on common stock of $.04 per share	—	—	(980)	—	—	(980)
Equity incentive plan – compensation expense	—	—	254	—	—	254
Net loss	—	—	—	(26,127)	—	(26,127)
Derivative income	—	—	—	—	1,954	1,954

Balance, December 31, 2003	24,507,343	2,451	129,549	(38,581)	2,144	95,563

Dividends declared on common stock of $.12 per share	—	—	(2,948)	—	—	(2,948)
Issuance of 151,000 shares of common stock upon stock option exercise	151,000	15	337	—	—	352
Equity incentive plan – compensation expense	—	—	680	—	—	680
Net loss	—	—	—	(86,148)	—	(86,148)
Derivative loss	—	—	—	—	(3,209)	(3,209)

Balance, December 31, 2004	24,658,343	$2,466	$127,618	$(124,729)	$(1,065)	$4,290

See Notes to Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 – Basis of Presentation and Significant Accounting Policies

     Organization of the Company

          On August 30, 2002, Anchor Glass Container Corporation (the “Company” or “Anchor”), a Delaware corporation, completed a restructuring of its existing debt and equity securities pursuant to a plan of reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code. Certain investment funds and managed accounts affiliated with Cerberus Capital Management, L.P. (“Cerberus”), acquired all of the outstanding capital stock of Anchor through their investment in Anchor Glass Container Holding LLC (“AGC Holding”), a Delaware limited liability company formed in August 2002 and the former parent company of Anchor. On September 18, 2003, AGC Holding was dissolved and the Anchor securities held by AGC Holding were distributed to its members.

          On September 30, 2003, the Company consummated an initial public offering of 7,500,000 shares of its common stock, par value $.10 per share, at the initial public offering price of $16.00 per share (the “Equity Offering”). On October 8, 2003, the underwriters for the Equity Offering exercised an option to purchase 1,125,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering. The Company received net proceeds from the Equity Offering of $127,726 (including proceeds of $16,830 from the exercise of the over-allotment option). Approximately $85,285 of the net proceeds of the Equity Offering were used to redeem all of the Series C Participating Preferred Stock, par value $.01 (the “Series C Preferred Stock”). The redemption price of the Series C Preferred Stock was equal to the sum of (i) $1,000 per share ($75,000) plus all accrued and unpaid dividends computed to the date of redemption ($10,285) and (ii) 15% of the fair market value of all of the outstanding shares of common stock. The portion of the redemption price specified in clause (ii) of the preceding sentence was paid through the issuance of 2,382,348 shares of common stock (valued at $38,118 based on the initial public offering price of $16.00 per share). The remaining net proceeds of the Equity Offering were used to fund working capital and for general corporate purposes.

          The financial statements of the Company as of and for periods subsequent to August 31, 2002 are referred to as the “Reorganized Company” statements. All financial statements prior to that date are referred to as the “Predecessor Company” statements. The financial statements for the eight months ended August 31, 2002 give effect to the restructuring and reorganization adjustments and the implementation of fresh start accounting. The effective date of the Plan was August 30, 2002 (the “Effective Date”); however, for accounting purposes, the Company has accounted for the reorganization and fresh start adjustments as of August 31, 2002.

     Business Segment

          The Company operates as one reportable segment and is engaged in the manufacture and sale of a diverse line of clear, amber, green and other color glass containers of various types, designs and sizes to customers principally in the beer, beverage, food and liquor industries. The Company markets its products throughout the United States. The Company’s international and export sales are not significant. Sales to Anheuser-Busch Companies, Inc. (“Anheuser-Busch”) represented 48.1%, 53.3%, 46.1% and 42.5%, respectively, of net sales for the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002. Sales to Cadbury Schweppes plc (“Cadbury”) represented 12.9% of net sales for the year ended December 31, 2004. The loss of Anheuser-Busch, Cadbury or another significant customer, unless replaced, could have a material adverse effect on the Company’s business. Accounts receivable from Anheuser-Busch and Cadbury represented 25.4% and 12.7%, respectively, of the Company’s accounts receivable as of December 31, 2004.

     Revenue Recognition

          Revenues are recognized as product is shipped to customers, net of applicable rebates and discounts. The Company may invoice customers to recover certain cost increases, recognizing these amounts as revenue in net sales. The Company has, and continues to, operate in an environment that includes high-energy costs that impact the costs of manufacturing and inbound and outbound freight, among other things. Certain customer contracts include provisions for the pass through to the customer of certain of these higher costs. Where the customer contract does not contain a provision for reimbursement to the Company for these costs through contract pricing, additional invoicing to these customers to recover certain of these costs may occur outside the terms of the contract with the

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

customer. Before recording revenue on the transaction, an agreement as to the billings exists between the Company and the customer, the service to which the billing relates has been rendered by the Company, the amount of the billing has been agreed to by the customer and the collectibility of the billing is reasonably assured.

          Substantially all of the Company’s glass containers are made to customer specifications. For new products or modifications to existing products, the Company works closely with its customers in developing and testing these products prior to the initiation of shipments to customers for their use in production. The Company’s customer contracts allow for the right of return only for quality issues, in which case the Company reverses the recognition of revenue. These returns for quality issues represent less than 0.1% of the Company’s gross sales for all periods presented.

     Liquidity

          The Company’s operating results and operating cash flows during fiscal 2004 were negatively impacted by the closure of the Connellsville plant (see Note 2), the continuing high costs of energy and its direct and indirect effect on other costs and manufacturing expenses, softer sales volumes than anticipated in the second half of 2004, the effect of fourth quarter curtailments (furnace downtime) and the acceleration of certain capital projects into 2004 from 2005. As a result of the above factors, the Company’s availability under its Revolving Credit Facility declined to $21,800 at December 31, 2004, and it was unable to meet its fixed charge coverage ratio covenant for the quarter ended December 31, 2004.

          As further described in Note 14 of the Company’s financial statements, on February 14, 2005, the Company entered into a $20 million revolving credit facility (the “Revolving B Loan”) with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus and its affiliates. Additionally, the lenders under the Revolving Credit Facility modified the fixed charge coverage ratio covenant for the remainder of 2005 and waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. The Company also entered into a similar agreement and waiver with its lender under its capital lease arrangements, which had an outstanding balance of $12.3 million at December 31, 2004. (See Note 5.)

          Under the modified covenant, the required minimum fixed charge coverage ratio for 2005 and thereafter, is determined on a monthly basis, beginning on January 1, 2005. The monthly calculation is determined on cumulative year to date results through the measurement date. The cumulative aspect of the calculation allows for any excess or deficit coverage in prior months to be incorporated into the current month calculation. Prior to this modification, the Revolving Credit Facility required that the Company meet a quarterly fixed charge coverage test, determined cumulatively for the four calendar quarters ending on the measurement date, unless minimum availability declined below $10 million, in which case the Company would have been required to meet a monthly fixed charge coverage test determined cumulatively for the twelve calendar months ending on the measurement date. Minimum fixed charge coverage ratios under the Revolving Credit Facility are reflected in the table below.

January	.14:1.0	April	.40:1.0	July	.66:1.0	October	.79:1.0
February	.19:1.0	May	.50:1.0	August	.71:1.0	November	.80:1.0
March	.29:1.0	June	.58:1.0	September	.76:1.0	December	.75:1.0

          The actual fixed charge coverage ratio for January 2005 was .25:1.0 and for February 2005 was         .30:1.0. The Revolving B Loan and the master lease agreement contain the same fixed charge coverage ratio covenant.

          The fixed charge coverage ratio is calculated by dividing Adjusted EBITDA by fixed charges (as those terms are defined in the related debt agreements). Adjusted EBITDA is an amount equal to net income (loss) plus interest expense, income taxes, depreciation and amortization, restructuring charges, (gain)/loss on the sale of fixed assets and other non-cash items. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles (GAAP) and is not intended to present a superior measure of financial condition or profitability from those determined under GAAP. Adjusted EBITDA is a primary component of the fixed charge coverage financial covenant under the Company’s revolving credit facilities and master lease agreement. Fixed charges include, among other things, cash interest expense, capital expenditures, cash dividends, payments made

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

under the agreement with the PBGC (see Note 10), regularly scheduled principal payments of indebtedness, restructuring expenditures, taxes paid in cash and management fees, as defined.

          The Company has made various operational improvements and implemented cost savings programs which management believes will assist in its ability to meet this fixed charge coverage ratio covenant on a monthly basis. Although the Company anticipates the ability to meet this covenant, due to the cumulative year to date by month nature of the covenant calculations, combined with operational variability in a manufacturing environment, there can be no assurance that activities outside of the Company’s control may impact its ability to meet these covenants. The Company’s principal sources of liquidity are funds derived from operations and borrowings under the Revolving Credit Facility and the Revolving B Loan. At March 1, 2005 combined availability under these facilities was $23,400. The Company believes that cash flows from operating activities, combined with available borrowings under the its two revolving credit facilities, will be sufficient to support its operations and fund its capital expenditure requirements, restructuring payments and other liquidity needs for the next twelve months, although the Company cannot be assured that this will be the case. The Company’s ability to fund operations, make scheduled payments of interest and principal on its indebtedness and maintain compliance with the terms of its revolving credit facilities and master lease agreement, including its fixed charge coverage ratio covenant, depends on the Company’s future operating performance, which is subject to economic, financial, competitive and other factors beyond the Company’s control. If the Company is unable to generate sufficient cash flows from operations to meet its financial obligations and achieve compliance with its debt covenant, there may be a material adverse effect on the Company’s business, financial condition and results of operations. Management is continuing to explore alternatives to provide additional liquidity. These alternatives include:

•	formulating plans to maintain capital expenditures at reduced levels needed for routine maintenance and providing molds to support production, following the past two years of significant furnace rebuilds and other improvement projects;

•	continuing the suspension of dividend payments on it common stock;

•	implementing continued cost reduction and efficiency programs to improve results;

•	continuing to reduce inventories in 2005 based upon a better balance of capacity and demand; and

•	actively pursuing sales of non-performing assets.

          There can be no assurance that the Company will be successful in these alternatives. Failure to comply with financial covenants will cause default under the Revolving Credit Facility and, may cause the Company’s long term capital leases and other long term debt agreements to become currently due, as a result of cross default provisions.

     Cash and Cash Equivalents

          The Company considers short-term investments with original maturities of ninety days or less at the date of purchase to be cash equivalents.

     Allowance for doubtful accounts

          Based on a review of outstanding accounts receivable, the Company provides for specific reserves as may be required and a general reserve based upon historical write-offs of accounts receivable.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     Inventories

          Inventories are stated at the lower of cost or market. The cost of substantially all inventories of raw materials and finished products is determined on the first-in, first-out method. Manufacturing supplies and certain other inventories are valued at weighted average costs. Freight costs for the delivery of inventories to customers are included in cost of products sold on the statement of operations. (See Note 2 for a discussion of the plant closure related inventory loss.) Inventories are comprised of:

	December 31,
	2004	2003

Raw materials and manufacturing supplies	$25,747	$28,144
Finished products	100,263	108,640

	$126,010	$136,784

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

          In the fourth quarter of 2003 the Company engaged the same appraisal firm utilized in the August 2002 fresh start reporting appraisal, to review the lives assigned to its property, plant and equipment existing at August 31, 2002, considering the then prevailing business conditions and outlook of the Company. Effective January 1, 2004, the Company applied the results of this independent appraisal to update the depreciable lives of its property, plant and equipment and, accordingly, calculated depreciation expense for the year ended December 31, 2004 using the updated lives, resulting in a reduction in the amount of depreciation that would have been otherwise expensed. No change was made to the appraised value of the assets in the updating of depreciable lives implemented January 1, 2004. At the time of the original appraisal in August 2002 (see Note 4), the Company was emerging from Chapter 11 proceedings. Because of the Company’s financial circumstances, the appraisers took into consideration, in their determination of useful lives for the property, plant and equipment in 2002, the Company’s then inability to adequately fund and upgrade existing equipment. In 2003, the Company refinanced its existing debt, increased its borrowings under long-term debt obligations and completed and received the funding under its Equity Offering. The Company devoted a substantial amount of resources from the proceeds of its financings to improve its existing property, plant and equipment.

          Based on the updated lives, depreciation and amortization recorded in the year ended December 31, 2004 was $65,307. On a pro forma basis, without the update to depreciable lives, depreciation and amortization expense in the year ended December 31, 2004 would have been $15,338 greater, or $0.62 per share.

          As a result of this update of depreciable lives, the average annual depreciation life of buildings changed from 12 years in 2003 to 23 years in 2004. The range of lives for machinery and equipment changed from 5 to 16 years in 2003 to 5 to 20 years in 2004. The average annual depreciation life of land improvements changed from 8 years in 2003 to 12 years in 2004. The weighted average life of all depreciable property, plant and equipment for the years ended December 31, 2004 and 2003 was 9.1 years and 7.0 years, respectively.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          Maintenance and repairs costs, which are charged directly to expense as incurred, were $19.0 million, $19.5 million, $6.4 million and $12.3 million, for the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002, respectively. Construction in progress, included in machinery and equipment, was approximately $18,783 and $25,056, respectively, at December 31, 2004 and 2003. Interest costs on construction projects are not capitalized due to the short duration and recurring nature of the projects.

          The Company has historically scheduled temporary shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under the Company’s labor union contracts. Costs related to the shutdown activities are expensed as incurred. In order to enter 2005 with lower inventory levels and to better align production with customer requirements, the Company curtailed production selectively during the fourth quarter of 2004. The impact to production from this downtime for furnace maintenance and selected curtailment, while effective in reducing overall inventory levels that would have otherwise been built in the fourth quarter negatively impacted operating results in the fourth quarter by approximately $9.0 million.

          In the second quarter of 2004, the Company sold three previously closed facilities located at Cliffwood, New Jersey, Royersford, Pennsylvania and Chattanooga, Tennessee. The Company received proceeds from these sales of $5,469. Included on the accompanying statement of operations for the year ended December 31, 2004 is a gain of $2,848 and the associated release of an environmental reserve of $975 as a result of these sales.

     Intangible Assets and Goodwill

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

          Intangible assets were valued by independent appraisers and initially were recorded at their fair market value of $7,900 at August 31, 2002. These assets are attributable to long-term customer relationships and are being amortized on a straight-line basis over a period of ten years, which represents the estimated economic useful lives of these relationships. Amortization expense for the two years ended December 31, 2004 and 2003 and the four months ended December 31, 2002 was $790, $790 and $264, respectively. The Company estimates annual amortization expense of $790 in each of the next five years. Accumulated amortization at December 31, 2004 and 2003 was $1,844 and $1,054, respectively.

          Goodwill, written off pursuant to fresh start reporting (see Note 4), represented the excess of the 1997 purchase price over the estimated fair value of net assets then acquired and was amortized on a straight-line basis over a twenty-year period.

     Impairment of Long-Lived Assets

          The Company applies Statement of Financial Accounting Standards No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), addressing financial reporting for the impairment or disposal of long-lived assets. The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. See Note 2 for a discussion of the assets impaired in the restructuring. The Company concluded that no other impairment exists as of December 31, 2004. Assets previously held for sale have been reclassified as operating property, plant and equipment because they had been held for sale for greater

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

than one year. The net book values of these assets, and including the Connellsville property (see Note 2) (approximately $5,184), are equivalent to their estimated salvage values; therefore, no future depreciation expense will be recorded.

     Accounts Payable

          Accounts payable includes checks issued and outstanding of $11,279 and $12,795, respectively, at December 31, 2004 and 2003.

     Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107 — Disclosures about Fair Value of Financial Instruments requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $445,000 at December 31, 2004 based on the then available market information. Long-term debt was estimated to have a fair value of approximately $484,000 at December 31, 2003. The carrying amount of other financial instruments, except for the natural gas future and option contracts discussed in Note 7, approximate their estimated fair values.

          The fair value information presented herein is based on information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

     Debt Issue Costs

          The Company capitalizes financing fees related to obtaining its debt commitments and amortizes these costs over the term of the related debt.

     Accounting for Derivative Instruments and Hedging Activities

          The Company applies Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, SFAS 138 and SFAS 149 (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative fair values that are designated effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings. For derivative instruments that do not qualify as cash flow hedges, SFAS 133 requires that changes in the derivative fair values be recognized in earnings in the period of change.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     Equity Incentive Plans

          Effective January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation under Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”) by applying the prospective method of accounting under Statement of Financial Accounting Standards No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123 (“SFAS 148”) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company applies these recognition provisions to all employee awards granted after the beginning of 2003.

          The following table illustrates the effect on net income (loss) and income (loss) per share as if the fair value based method had been applied to all outstanding awards in each period:

	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Reported net income (loss)	$(86,148)	$(26,127)	$(669)	$63,823
Add: Stock-based employee compensation expense included in reported net income (loss)	680	254	—	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards	(680)	(254)	—	(56)

Pro forma net income (loss)	$(86,148)	$(26,127)	$(669)	$63,767

Basic net income (loss) per share applicable to common stock:
As reported	$(3.50)	$(4.37)	$(0.27)	$11.37

Pro forma	$(3.50)	$(4.37)	$(0.27)	$11.36

Diluted net income (loss) per share applicable to common stock
As reported	$(3.50)	$(4.37)	$(0.27)	$1.89

Pro forma	$(3.50)	$(4.37)	$(0.27)	$1.89

          Salaried employees of the Company participated in an incentive stock option plan of Anchor’s former indirect parent. These options, which were cancelled, generally had a life of 10 years and vested ratably over three years. The Company elected to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees, in accounting for these options in the eight months ended August 31, 2002.

     Income Taxes

          The Company applies Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes (“SFAS 109”) which establishes financial accounting and reporting standards for the effects of income taxes that result from a company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not it is more likely than not that deferred tax assets are recoverable. This assessment includes anticipating future taxable income and the Company’s tax

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

planning strategies and is made on an ongoing basis. Consequently, future material changes in the valuation allowance are possible.

     Income (Loss) per Share

          Basic and diluted net income (loss) per common share was computed by dividing income (loss) applicable to common stock by the weighted-average number of common shares and contingently issuable shares outstanding during the period. The computation of basic and diluted net income (loss) per share follows:

	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Basic net income (loss) per share:
Net income (loss)	$(86,148)	$(26,127)	$(669)	$63,823
Series C preferred stock dividends	—	(7,263)	(3,022)	—
Series A and B preferred stock dividends	—	—	—	(4,100)
Excess fair value of consideration transferred over carrying value of Series C preferred stock upon redemption	—	(38,118)	—	—

Income (loss) applicable to common stock	$(86,148)	$(71,508)	$(3,691)	$59,723
Divided by the sum of:
Weighted average shares outstanding	24,581,617	16,364,196	13,499,995	3,357,825
Weighted average warrants outstanding	—	—	—	1,893,531

	24,581,617	16,364,196	13,499,995	5,251,356

Basic net income (loss) per share applicable to common stock	$(3.50)	$(4.37)	$(0.27)	$11.37

Diluted net income (loss) per share:
Income (loss) applicable to common stock	$(86,148)	$(71,508)	$(3,691)	$59,723
Effect of dilutive securities – Dividends on Series A and B preferred stock	—	—	—	4,100

	$(86,148)	$(71,508)	$(3,691)	$63,823
Divided by the sum of:
Weighted average shares outstanding	24,581,617	16,364,196	13,499,995	3,357,825
Weighted average warrants outstanding	—	—	—	1,893,531
Dilutive potential common shares – Series A and B preferred stock	—	—	—	28,554,295

	24,581,617	16,364,196	13,499,995	33,805,651

Diluted net income (loss) per share applicable to common stock	$(3.50)	$(4.37)	$(0.27)	$1.89

          Outstanding stock options of 921,259 and 810,003, respectively, were not included in the calculation of diluted net income (loss) per share for the years ended December 31, 2004 and 2003, as the effect of including such options is antidilutive. Warrants outstanding in the eight months ended August 31, 2002 were contingently issuable shares as the stock underlying the warrants were issuable for no additional consideration and the conditions necessary for share exercise had been met.

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

     Related Party Transactions

          As of December 31, 2004, certain investment funds and managed accounts affiliated with Cerberus own approximately 59.5% of the outstanding common stock of Anchor.

          During 2004, certain consultants to Cerberus provided consulting services to Anchor, valued at approximately $300, in connection with Anchor’s operational review.

          In 2002, Ableco Finance LLC, an affiliate of Cerberus, provided Anchor with a new $20,000 term loan (the “Term Loan”) (see Note 3). The Term Loan was repaid with a portion of the proceeds of a note offering (see Note 6).

          The Company had employee receivables of $45 outstanding as of December 31, 2003. There were no employee receivables outstanding as of December 31, 2004.

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

     New Accounting Standards

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 123R – Share-Based Payments (“SFAS 123R”), a revision of SFAS 123 that is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company adopted the requirements of SFAS 123 effective January 1, 2003. The adoption of SFAS 123R will not impact the Company’s financial position or results of operations.

          In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 – Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”) that is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to impact the Company’s financial position or results of operations.

          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP No. SFAS 106-2 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS 106-2”). FSP SFAS 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company adopted the provisions of FSP SFAS 106-2 effective July 1, 2004. As a result of the adoption of FSP SFAS 106-2, the accumulated post-retirement benefit obligation was reduced by $9,893 and the net periodic benefit cost was reduced by $1,538 as follows: service cost — $120, interest cost — $618 and amortization of actuarial losses — $800.

     Reclassifications

          Certain reclassifications have been made to the statements of operations for the periods prior to the year ended December 31, 2004.

     Revision

          The Company revised its statements of cash flows by $4,388, $1,038 and $20,750, respectively, for the year ended December 31, 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 to reflect the principal payments under its agreement with the Pension Benefit Guaranty Corporation (“PBGC”) as cash out flows from operating activities instead of cash out flows from financing activities. This revision had no impact on the Company’s balance sheets or statements of operations.

          This revision had the impact of reducing cash flows from operating activities from $25,173, $20,981 and $54,575 to $20,785, $19,943 and $33,825 for the year ended December 31, 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002. The revision also had the impact of increasing cash flows from financing activities from $144,505, $(2,851) and $(5,139) to $148,893, $(1,813) and $15,611 for the year ended December 31, 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 2 – Restructuring, impairment and other charges and inventory loss

          In November 2004, the Board of Directors of Anchor (the “Board”) approved the Company’s plan to close the 624,000 square foot Connellsville, Pennsylvania manufacturing facility (the “Restructuring”). Production at the facility was terminated effective as of the close of business on November 4, 2004. The Company expects to complete the Connellsville facility closure activities by December 2005 (the “Restructuring Period”). Approximately 300 employees were affected.

          This decision was based on a number of considerations, including the excess supply conditions currently prevailing in the glass container industry and the Company’s analysis of the economics of each Anchor facility. This analysis is part of an ongoing and comprehensive operational review, begun in the third quarter of 2004, to increase the Company’s asset productivity and improve cash flow.

          During the Restructuring Period, the Company will record restructuring expenses and other related charges that will, in total, approximate $50,500 to $53,500. These charges include approximately $1,500 for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs. The major types of costs incurred and to be incurred are:

				Expense Recorded in the
				Fourth Quarter of 2004
	Total Amount Expected to			and Cumulative through
	be Incurred			2004
Employee termination benefits	$12,800	to	$12,800	$12,799
Other facility exit costs	2,900	to	5,900	1,178

Charges resulting in cash expenditures	15,700	to	18,700	13,977
Asset impairment of property and equipment	25,800	to	25,800	25,758

Restructuring, impairment and other charges	41,500	to	44,500	39,735
Noncash write down of inventories	9,000	to	9,000	8,963

Total plant closure related charges	$50,500	to	$53,500	$48,698

          Other facility exit costs primarily consist of charges that do not meet the initial recognition requirements as of the restructuring date and are charged to expense as incurred. The Company recorded the $25,758 asset impairment charge to reduce this property and equipment to its estimated salvage value, as determined based on the Company’s best estimate of recoverable value for these assets based on expected discounted future cash flows. This property and equipment is currently classified as held for use and is recorded at its disposal value.

          The Company has taken a charge for an inventory write-down in the fourth quarter of 2004, of which $1,100 pertains to unusable supplies and raw materials and $7,900 pertains to finished goods related write downs and charges. A substantial amount of the finished product inventory on location at this facility was manufactured for a few specific customers. At times, glass container customers require discounts to purchase products manufactured at closed facilities. Based upon the negotiations with its customers, the Company recorded a write-down of finished product inventory to values supported by written agreements with these customers. The Company has valued and recorded this inventory at its negotiated selling price.

          The employee termination benefits, other facility exit costs and the write down of property, plant and equipment are included in Restructuring, impairment and other charges, net on the accompanying statement of operations. The noncash write down of inventories is recorded in a separate caption on the statement of operations.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          A reconciliation of the Restructuring liability, recorded in accrued expenses on the accompanying balance sheet, is as follows:

Restructuring
Liability
Balance, November 1, 2004	$—
Costs incurred and charged to expense	13,977
Previously recorded fringe benefit accrual related to severed employees	1,446
Costs paid in the 2004 fourth quarter	(3,914)

Balance, December 31, 2004	$11,509

          The cash requirements of the Restructuring are and will be funded through operations and borrowings under Anchor’s Revolving Credit Facility and Revolving B Loan. Anchor expects the timing of cash requirements to approximate:

	Remaining Amounts
	Expected to be Paid
2005 first quarter	$7,300	to	$8,400
2005 second quarter	3,000	to	3,800
Thereafter	2,900	to	4,000

NOTE 3 – Plan of Reorganization and Liquidity

          On August 30, 2002, Anchor consummated a significant restructuring of its existing debt and equity securities pursuant to the Plan under Chapter 11 of the United States Bankruptcy Code (the “Reorganization”). A voluntary bankruptcy petition was filed on April 15, 2002 (the “Petition Date”). As part of the Reorganization, AGC Holding acquired 75,000 shares of newly authorized Series C Preferred Stock for $75,000 and 13,499,995 shares of newly authorized common stock for $5,000 (see Note 8). Ableco Finance LLC provided Anchor with a new $20,000 Term Loan (see Note 6). In connection with the Reorganization, Anchor entered into a new $100,000 credit facility (the “Revolving Credit Facility”) (see Note 5). The Series C Preferred Stock was redeemed with a portion of the proceeds of the Equity Offering. The Term Loan was repaid with a portion of the proceeds of a note offering (see Note 6).

          Under the terms of the Plan, the holders of Anchor’s 11.25% First Mortgage Notes due 2005, aggregate principal amount of $150,000 (the “First Mortgage Notes”), retained their outstanding $150,000 of First Mortgage Notes and received a consent fee of $5,625 for the waiver of the change-in-control provisions, the elimination of the pre-payment provisions and other non-financial changes to the terms of the First Mortgage Notes (including the release of Consumers U.S., Inc. (“Consumers U.S.”) as a guarantor). Consumers U.S. was the former parent company of Anchor. The holders of Anchor’s 9.875% Senior Notes due 2008, aggregate principal amount of $50,000 (the “Senior Notes”), were repaid in cash at 100% of their principal amount. Holders of Anchor’s mandatorily redeemable 10% cumulative convertible preferred stock (“Series A Preferred Stock”) (having an accrued liquidation value of approximately $83,600) were entitled to receive a cash distribution of $22,500 in exchange for their shares and the Series A Preferred Stock was cancelled. Of this amount, $21,275 had been paid through August 30, 2004. Under the terms of the Plan of Reorganization, holders of Series A Preferred Stock certificates, who failed to surrender their certificates prior to August 30, 2004, forfeited all rights and claims or interests of the certificate and would not participate in any redemption. The expiration of the redemption period occurred August 30, 2004 and the remaining unredeemed balance was recorded as a gain in Other income (expense), net on the accompanying statement of operations. Anchor’s redeemable 8% cumulative convertible preferred stock (the “Series B Preferred Stock”) (having an accrued liquidation value of approximately $105,700) and common stock and warrants were cancelled and the holders received no distribution under the Plan.

          As a result of the Chapter 11 proceedings, there was no accrual of interest on the unsecured Senior Notes after the Petition Date. If accrued through the Effective Date, interest expense would have increased by $1,852

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

during the eight months ended August 31, 2002. In addition, effective as of the Petition Date, Anchor ceased accruing dividends on the Series A and Series B Preferred Stock.

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

          Anchor also entered into an agreement with the “PBGC”. At the Effective Date, Anchor paid $20,750 to the PBGC and entered into a ten-year payment obligation (see Note 10).

          All of Anchor’s other unaffiliated creditors, including trade creditors, were unimpaired and have been or will be paid in the ordinary course of business.

          During the course of the bankruptcy proceeding, including the events leading up to the preparation and execution of the prearranged plan, the Company incurred several costs that directly resulted from the Company’s restructuring through the Plan. Reorganization items were items that met the definition of reorganization items per the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 — Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), which included costs and gains that were incurred after the Chapter 11 filing and were a direct result of the bankruptcy proceeding and gains and losses resulting from the application of fresh-start reporting (see Note 4). Restructuring items included costs and gains that directly related to the restructuring of the Company through the Plan and were either incurred prior to the filing of Chapter 11 or were not incurred as a direct result of the bankruptcy itself.

          Restructuring and reorganization payments included as financing activities in the statements of cash flows were comprised of consent fees paid to First Mortgage Note holders, financial institution fees incurred in obtaining debtor-in-possession secured financing and attorneys’ and professional fees, related to the financing. All other restructuring and reorganization payments were classified as operating activities.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          The costs and gains are summarized as follows:

Reorganization items, net:

Fresh start adjustments to reflect the impact of fresh-start reporting in accordance with the provisions of SOP90-7, which included increasing property, plant and equipment ($86,860), recognizing identifiable intangible assets for customer relationships ($7,900) and writing off goodwill ($44,852)	$(49,908)

Debtor-in-possession secured financing facility fees charged by the bank to execute the Company’s debtor-in-possession financing arrangement during the course of the bankruptcy proceeding	2,450
Attorneys’ fees incurred for legal services performed, claims processor fees and printing fees incurred for the bankruptcy proceeding	1,687
Write-off of the unamortized balance of deferred financing costs related to Senior Notes. The Senior Notes were repaid with proceeds obtained when the Plan became effective	1,276
Write-off of interest accrued on the Senior Notes prior to the filing of Chapter 11. Interest ceased to accrue under the bankruptcy proceedings and accrued interest was forgiven when the plan became effective	(2,894)

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
Direct costs of the restructuring, which include an accrual for claims under the Plan ($2,400), the cost of employee restructuring bonuses paid upon the successful implementation of the Plan ($2,110), purchase of certain director/officer liability and environmental liability insurance policies mandated by the Plan ($1,550), the write-off of deferred financing fees of the revolving credit facility upon entering into the debtor-in-possession secured financing facility ($1,165) and severance charges ($728 for 12 employees). At December 31, 2004, remaining liabilities were $164 for the accrual for claims
7,953
Consent fee paid to the holders of the First Mortgage Notes under the terms of the Plan, which was negotiated prior to the Chapter 11 filing and was directly stipulated by the Plan	5,625
Write-down of a customer notes receivable of $10,000, due to a negotiated early collection of the balance. The notes were originally entered into in 1999 in satisfaction of accounts receivable and a strategic alliance commitment and were scheduled to mature in 2004. Cerberus, through certain Cerberus-affiliated funds and managed accounts invested $80.0 million of new equity capital into the Company, directed the settlement of the notes, as part of the restructuring, in order to fund other costs incurred with respect to the restructuring	4,473
Other fees, which include a consent fee of $2,500 paid for settlement of change-in-control issues related to the Plan and reimbursement of professional fees of $1,400 incurred by Cerberus	3,900
Gain on cash settlement of a shareholders’ derivative action offset by legal fees related to the settlement	251
Modifications to the Company’s post-retirement benefits program, implemented as part of the Reorganization, resulting in a reduction of long-term post retirement liabilities	(24,432)
Adjustment of previously recorded pension liabilities to reflect amounts agreed upon under the PBGC Agreement (see Note 10)	(8,233)

$(395)

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 4 – Fresh Start Reporting

          Upon the Effective Date, Anchor adopted fresh start reporting pursuant to SOP 90-7. The adoption of fresh start reporting results in Anchor revaluing its balance sheet to fair value based on the reorganization value of the Company. The reorganization value of an entity approximates the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after restructuring. The reorganization value was determined by the negotiated total enterprise value for Anchor reflected in the Plan and the Reorganization, which was the product of a six month solicitation of proposals conducted by the prior Board of Directors and a nationally recognized investment banking firm. The reorganization value of the entity was allocated to assets based on the relative fair values of the assets. Liabilities at the Plan consummation date are stated at the present value of amounts to be paid. The fair values of substantially all of the property, plant and equipment, identifiable intangible assets and outstanding debt and equity securities of the Company were determined by independent appraisers.

          The Reorganization and adoption of fresh start reporting resulted in the following adjustments to the condensed balance sheet of Anchor as of August 31, 2002:

	Predecessor					Reorganized
	Company at	Reorganization		Fresh Start		Company at
	August 31, 2002	Adjustments		Adjustments		August 31, 2002

Current assets	$118,438	$34,810	(a),(b),(c)	$—		$153,248
Property, plant and equipment	285,630	—		86,860	(e)	372,490
Other asset	11,189	1,408	(a),(c)	—		12,597
Goodwill and intangible assets	44,852	—		(36,952)	(e)	7,900

	$460,109	$36,218		$49,908		$546,235

Current liabilities	$155,656	$8,718	(b),(c)	$93	(d)	$164,467
Long-term debt	266,886	(30,000)	(a),(b)	—		236,886
Long-term post-retirement liabilities	39,910	—		—		39,910
Other long-term liabilities	24,972	—		—		24,972

	487,424	(21,282)		93		466,235
Redeemable preferred stock	83,659	75,000	(a)	(61,159)	(d)	75,000
		(22,500)	(b)
Stockholders’ equity (deficit)	(110,974)	5,000	(a),(b)	110,974	(d)	5,000

	$460,109	$36,218		$49,908		$546,235

(a)	Reflects the proceeds from the issuance of 75,000 shares of Series C Preferred Stock ($75,000), 13,499,995 shares of Common Stock ($5,000), proceeds from the issuance of the Term Loan ($20,000) and payment of financing fees.

(b)	Reflects the distributions under the Plan to repay the Senior Notes ($50,000) and the accrual of the final distribution to the holders of the Series A Preferred Stock ($22,500).

(c)	Reflects the payoff of the debtor-in-possession secured financing facility, the proceeds under the Revolving Credit Facility and the payment of financing fees. (See Note 3.)

(d)	Reflects the cancellation of the remaining value of the Series A Preferred Stock ($61,159), the cancellation of the Series B Preferred Stock ($105,731), the cancellation of the common stock ($20,890) and warrants ($9,446) and other accumulated deficit items ($247,041) of the Predecessor Company.

(e)	Reflects the write off of goodwill ($44,852) and the revaluation of Company’s property, plant and equipment ($86,860) and identifiable intangible assets ($7,900) based upon an independent appraisal.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 5 – Revolving Credit Facility

          On August 30, 2002, Anchor entered into a loan and security agreement with various financial institutions as lenders, Congress Financial Corporation (Central), as administrative agent and collateral agent for the lenders, and Bank of America, N.A., as documentation agent, to provide the Revolving Credit Facility. The Revolving Credit Facility includes a $15,000 subfacility for letters of credit. On November 4, 2004, Anchor entered into an amendment with its primary lender to modify the terms of the Revolving Credit Facility. This modification expanded the maximum borrowing availability under the facility to permit drawings of up to $115,000 in the aggregate, from $100,000, increased the borrowing base and extended the term to August 30, 2007.

          Availability under the Revolving Credit Facility is restricted to the lesser of (i) $115,000 and (ii) the borrowing base amount. The borrowing base amount is defined as the amount equal to (A) the lesser of (i) the amount equal to (a) eighty-five (85%) percent of the net amount of eligible accounts plus (b) the lesser of (1) $75,000 or (2) sixty (60%) percent multiplied by the value of the eligible inventory or (ii) $115,000; minus (B) reserves in such amounts as the agent may from time to time establish. Advances under the Revolving Credit Facility may be made as prime rate loans or eurodollar rate loans at the Company’s election. Interest rates payable upon such advances are based upon the prime rate or eurodollar rate depending on the type of loan, plus an applicable margin. The applicable margin varies with availability and ranges from 0.50% to 1.00% for prime rate loans, 2.25% to 2.75% for eurodollar rate loans and 2.00% to 2.50% for letters of credit. The loan and security agreement contains certain fees, including servicing fees, unused line fees and early termination fees.

          Loans made pursuant to the Revolving Credit Facility are secured by a first priority security interest in, a lien upon, and a right of set off against all of the Company’s inventories, receivables, general intangibles and proceeds therefrom. All cash collections are accounted for as reductions of advances outstanding under the Revolving Credit Facility.

          The Revolving Credit Facility contains customary negative covenants and restrictions for transactions, including among other restrictions and without limitation, restrictions on indebtedness, liens, investments, fundamental business changes, asset dispositions outside of the ordinary course of business, restricted junior payments, transactions with affiliates, change of control and changes relating to indebtedness. The Revolving Credit Facility contains customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, and cross defaults with certain other indebtedness and agreements, including, without limitation, the Senior Secured Note indenture (see Note 6) and the PBGC settlement agreement.

          At December 31, 2004, the Company was required to maintain a fixed charge coverage ratio of         .95:1.0. The actual fixed charge coverage ratio for the four quarters ended December 31, 2004 was         .87.0:1.0, resulting from the Company’s weaker than anticipated cash flows and operating expenses during the fourth quarter. On February 14, 2005, the lenders waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. In addition, the Company reached an agreement with the lenders to amend the minimum fixed charge coverage ratios for 2005 and require the Company to meet a monthly fixed charge coverage test. The required minimum fixed charge coverage ratios for 2005, based on a 2005 cumulative year to date calculation, range from 0.14:1.0 for January 2005 to 0.8:1.0 for November 2005 to 0.75:1.0 for December 2005 and 1.0:1.0 for 2006 and thereafter. The Company is in compliance with this covenant under the Revolving Credit Facility as of February 28, 2005.

          At December 31, 2004, advances outstanding under the Revolving Credit Facility were $50,880, borrowing availability was $21,799, outstanding letters of credit on this facility were $10,033 and the interest rate on borrowings outstanding at year end was 5.04%. During the year ended December 31, 2004, average advances outstanding were approximately $34,548, the average interest rate was 4.76% and the highest month-end advance was $50,880.

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

NOTE 6 – Long-Term Debt

          Long-term debt consists of the following:

	December 31,
	2004	2003

$350,000 Senior Secured Notes, interest at 11% due 2013	$350,000	$350,000
Unamortized premium on Senior Secured Notes	3,191	3,586
Capital lease obligations	12,777	17,550

	365,968	371,136
PBGC obligation	55,845	60,640

	421,813	431,776
Less current maturities of long-term debt	(9,338)	(8,895)

	$412,475	$422,881

          On February 7, 2003, the Company completed an offering of 11% Senior Secured Notes due 2013, aggregate principal amount of $300,000 (the “Senior Secured Notes”), issued under an indenture dated as of February 7, 2003, among the Company and The Bank of New York, as Trustee (the “Indenture”). The Senior Secured Notes are senior secured obligations of the Company, ranking equal in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Senior Secured Notes are secured by a first priority lien, subject to certain permitted encumbrances, on substantially all of Anchor’s existing real property, equipment and other fixed assets relating to Anchor’s eight operating glass container manufacturing facilities. The collateral does not include inventory, accounts receivable or intangible assets.

          Proceeds from the issuance of the Senior Secured Notes, net of fees, were approximately $289,000 and were used to repay the principal amount outstanding under the First Mortgage Notes plus accrued interest thereon ($156,256 in total), the principal amount outstanding under the Term Loan plus accrued interest thereon and a prepayment fee ($20,354 in total) and advances then outstanding under the Revolving Credit Facility ($66,886 in total), representing funds for certain of the Company’s capital improvement projects. The remaining proceeds of approximately $45,000 were used to terminate certain equipment leases by purchasing from the respective lessors the equipment leased thereunder. In the year ended December 31, 2003, the Company wrote off and recorded as interest expense, $3,642 of deferred financing fees related to the transactions described above.

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

          The Company entered into a Registration Rights Agreement on August 5, 2003 with respect to the Additional Notes under which the Company registered with the SEC new Additional Notes, having substantially identical terms as the Additional Notes. On January 29, 2004, the Company completed an exchange offer with respect to $50,000 of Additional Notes tendered in the exchange offer, for a like principal amount of new Additional Notes, identical in all material respects to the Additional Notes, except that the new Additional Notes do not bear legends restricting the transfer thereof. Hereafter, the Senior Secured Notes and the Additional Notes are referred to as the Senior Secured Notes.

          Interest on the $350,000 aggregate principal amount of Senior Secured Notes accrues at 11% per annum and is payable semiannually on each February 15 and August 15 to registered holders of the Senior Secured Notes at the close of business on the February 1 and August 1 immediately preceding the applicable interest payment date.

          The net book value of the collateral for the Senior Secured Notes was $404,113 at December 31, 2004.

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

          The Indenture, subject to certain exceptions, restricts the Company from taking various actions including, but not limited to, subject to specified exceptions, the incurrence of additional indebtedness, the payment of dividends in excess of defined amounts and other restricted payments, the granting of additional liens, mergers, consolidations and sales of assets and transactions with affiliates.

          On December 26, 2002, the Company entered in a master lease agreement with a major lessor. The master lease agreement is structured as a capital lease. Under this agreement, the Company financed approximately $20,000 of equipment. Equipment leases pursuant to the master lease are secured by a first priority lien on such assets. The lease agreement has a term of five years and contains, among other things, a fixed charge coverage test, identical to the fixed charge coverage test under the Revolving Credit Facility. On February 14, 2005, the Company and the lessor entered into a agreement and waiver, similar to that entered into with the lenders of the Revolving Credit Facility, with respect to the fixed charge coverage test as of December 31, 2004 and the monthly periods of 2005.

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

          Principal payments required on long-term debt, including payments made under the PBGC obligation (see Note 10), are $9,338 in 2005, $9,834 in 2006, $10,377 in 2007, $7,288 in 2008 and $7,471 in 2009. Payments to be made in 2010 and thereafter are $374,314.

          Other long-term debt includes capital leases, which have imputed interest rates ranging from 6.0% to 9.0%. Imputed interest on capital leases for the two years ended December 31, 2004 and 2003 was $1,539 and $2,553, respectively. Property, plant and equipment under capital lease obligations were:

	December 31,
	2004	2003

Land	$190	$190
Buildings	1,712	1,712
Machinery and equipment	29,120	29,533
Less accumulated amortization	(7,754)	(4,935)

	$23,268	$26,500

NOTE 7 – Accounting for Derivative Instruments and Hedging Activities

          The Company hedges certain of its estimated natural gas purchases through the purchase of natural gas futures, which qualify for cash flow hedge treatment under SFAS 133. These contracts typically cover a maximum period of six to twelve months, although at December 31, 2003, the Company had hedges in place extending into 2005. At December 31, 2004, the Company acquired futures to hedge gas purchases from January 2005 through December 2005. At August 31, 2002, the Company acquired futures to hedge gas purchases from September 2002 through December 2002 and at December 31, 2001 acquired futures to hedge gas purchases from January 2002 through March 2002.

          Amounts recognized (gain/(loss)) in cost of products sold related to gas futures during the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 were $5,410, $3,456, $617 and $(2,159), respectively.

          The Company recorded the fair market value of the outstanding futures, $1,065, in current liabilities and accumulated comprehensive income on the balance sheet as of December 31, 2004. The Company recorded the fair market value of the outstanding futures, $2,144, in other current assets and accumulated comprehensive income on the balance sheet as of December 31, 2003.

          In the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002, the Company entered into put and call options for purchases of natural gas. These options do not qualify as an effective cash flow hedge for natural gas purchases. Mark to market gains and losses on such derivatives are included in other income (expense), net.

          The fair value of these options at December 31, 2004 was $807 and is recorded in current liabilities. The Company recognized derivative loss of $80 in the year ended December 31, 2004. The mark to market loss recorded on these instruments was $1,550 in the year ended December 31, 2004.

          The fair value of these options at December 31, 2003 was $826 and is recorded in other current assets. The Company recognized derivative loss of $413 in the year ended December 31, 2003. The Company recognized derivative income of $71 and $562, respectively, in the four months ended December 31, 2002 and the eight months ended August 31, 2002. The mark to market gain recorded on these instruments was $177 in the year ended December 31, 2003.

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

          Effective September 23, 2003, the authorized capital stock of Anchor consists of 60,000,000 shares of common stock, par value $.10 per share, of which 24,658,343 shares are issued and outstanding as of December 31, 2004, and 20,000,000 shares of preferred stock, par value $.01 per share, with no shares outstanding.

     Redeemable Preferred Stock

          The Board has the authority, by adopting resolutions, to issue shares of preferred stock in one or more series, with the designations and preferences for each series set forth in the adopting resolutions. The certificate of incorporation authorizes the Board to determine, among other things, the rights, preferences and limitations pertaining to each series of preferred stock.

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

          The Series C Preferred Stock was entitled to receive dividends, at a rate per annum equal to 12%, prior to and in preference to any declaration or payment of any dividend on any junior securities. Dividends were payable quarterly in cash, if and when declared by the Board and, to the extent not paid currently with respect to any quarterly period, were accrued and compounded quarterly. In addition, the Series C Preferred Stock was entitled to receive dividends and distributions equal to 15% of the amount of dividends paid on the outstanding shares of common stock.

     Capital Stock of the Predecessor Company

          Prior to the Reorganization, the Company had designated 2,239,320 shares as Series A Preferred Stock and 5,000,000 shares as Series B Preferred Stock. The holders of Series A Preferred Stock were entitled to receive, when and as declared by the former Board of Directors of the Company cumulative dividends, payable quarterly in cash, at an annual rate of 10%. Shares of Series A Preferred Stock were convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series A Preferred Stock of $25.00 by $6.00 and such ratio was subject to adjustment from time to time. The holders of Series B Preferred Stock were entitled to receive cumulative dividends, payable quarterly at an annual rate of 8%. Shares of Series B Preferred Stock were not subject to mandatory redemption. Shares of Series B Preferred Stock were convertible into shares of common stock, at the option of the holder, at a ratio determined by dividing the liquidation value of the Series B Preferred Stock of $25.00 by $5.50 and such ratio was subject to adjustment from time to time.

          Under the terms of the Plan, Series A Preferred Stock, the Series B Preferred Stock, common stock and warrants of Anchor outstanding at August 30, 2002 were cancelled.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 9 – Equity Incentive Plan

          In 2002, the Board approved an Equity Incentive Plan, designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals, covering employees, directors and consultants. The plan provides for the grant of non-qualified stock options and incentive stock options for shares of Anchor common stock and restricted stock to participants of the plan selected by the Board or a committee of the Board (the “Administrator”). Effective January 9, 2003, the Administrator granted a total of 337,500 non-qualified stock options to selected participants. On September 30, 2003, all unvested awards under the January 9, 2003 grant became immediately exercisable upon the consummation of the Equity Offering, a Liquidity Event under the plan, as discussed below. All compensation charges of $135 related to these options were expensed in 2003.

          Effective September 30, 2003, the Administrator granted a total of 472,503 non-qualified stock options to selected participants. The terms and conditions of awards, as determined by the Administrator, were as follows: 50.0% of an option grant vests 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date; and the remaining 50.0% of the option grant vests in three tranches of equal amounts on the first, second and third anniversary of the grant date if the Company attains certain performance targets established by the Board. On January 14, 2004, these options were modified to vest 1/3 on the first anniversary of the grant date, 1/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date. No additional compensation expense was recognized as a result of this modification.

          1.5 million shares of common stock have been reserved under the plan, of which 427,741 shares of common stock are available for future issuance under the plan.

          Upon a “Liquidity Event,” all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A “Liquidity Event” is defined as an event in which (1) any person who is not an affiliate becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of Anchor’s then outstanding securities, (2) the sale, transfer or other disposition of all or substantially all of Anchor’s business and, whether by sale of assets, merger or otherwise to a person other than Cerberus, (3) if specified by the Board in an award at the time of grant, the consummation of an initial public offering of common equity securities or (4) dissolution and liquidation of the Company.

          Activity for the stock option plan for the two years ended December 31, 2004 and 2003 is as follows:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options outstanding, January 1, 2003	—
Granted	337,500	$2.33	$0.40
Granted	472,503	$16.00	$3.10
Exercised	—
Forfeited	—

Options outstanding, December 31, 2003	810,003	$10.30

Granted	395,500	$16.00	$2.54
Exercised	151,000	$2.33	$0.40
Forfeited	133,244	$16.00	$2.84

Options outstanding, December 31, 2004	921,259	$13.23

Options exercisable at December 31, 2003	337,500	$2.33

Options exercisable at December 31, 2004	341,000	$8.52

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          In accordance with SFAS 123, the fair values of the option grants were estimated on the date of each grant using the Black-Scholes option pricing model. The assumptions for the 2003 grants were: (i) risk-free interest rate of 2.35% to 3.80%, (ii) expected option life of 4 to 5 years, (iii) volatility of nil to 20.7% and (iv) expected dividend yield of nil to 1.0%. The assumptions for the 2004 grants were: (i) risk-free interest rate of 2.50% to 3.53%, (ii) expected option life of 4 years, (iii) volatility of 20.7% and (iv) expected dividend yield of 1.0%.

          The options to purchase common stock were generally granted at a price equal to the estimated market price of the stock on the date of grant and will expire no later than ten years after the date of grant. The Company recorded stock option compensation expense, for options other than those granted on January 9, 2003 which have been fully expensed, on a straight-line basis over the three-year vesting period, of $680 and $254 in the years ended December 31, 2004 and 2003, respectively.

          The following table summarizes information about options outstanding at December 31, 2004:

	Exercise Prices
	$ 2.33	$ 16.00
Outstanding:
Shares	186,500	734,759
Average remaining life (in years)	8.0	8.9
Average exercise price	$2.33	$16.00
Exercisable:
Shares	186,500	154,500
Average exercise price	$2.33	$16.00

NOTE 10 – Other Post-retirement Benefits and Pension Plans

          The Company provides post-retirement benefits to certain salaried and hourly employees and former employees. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The measurement date for the plan is December 31, 2004. The components of the net periodic benefit costs are as follows:

	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Service cost-benefits earned during the period	$314	$463	$134	$671
Interest cost on projected benefit obligation	3,137	3,607	1,002	2,700
Amortization of:
Actuarial losses (gains)	206	529	—	(511)
Prior service cost	—	—	—	292

Total periodic benefit cost	$3,657	$4,599	$1,136	$3,152

     Significant assumptions used in determining net periodic benefit cost and related obligations for the plan are as follows:

	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Discount rate, net periodic benefit cost	6.25%	6.75%	7.00%	7.25%
Discount rate, benefit obligations	5.75%	6.25%	6.75%	7.00%

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     The funded status of the Company’s post-retirement plan is as follows:

	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Change in benefit obligation:
Benefit obligation at beginning of period	$57,798	$44,363	$43,510	$61,449
Service cost	314	463	134	671
Interest cost	3,137	3,607	1,002	2,700
Plan modifications	—	—	—	(24,432)
Plan participant contributions	991	1,006	140	334
Actuarial (gain) loss	(3,973)	12,956	621	5,188
Benefits paid	(4,427)	(4,597)	(1,044)	(2,400)

Benefit obligation at end of period	53,840	57,798	44,363	43,510

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Employer contributions	3,436	3,591	904	2,066
Plan participant contributions	991	1,006	140	334
Benefits and expenses paid	(4,427)	(4,597)	(1,044)	(2,400)

Fair value of plan assets at end of period	—	—	—	—

Funded status	(53,840)	(57,798)	(44,363)	(43,510)
Unrecognized actuarial (gain) loss	8,869	13,051	621	—

Net amount recognized	(44,971)	(44,747)	(43,742)	(43,510)

Accrued benefit liability	(44,971)	(44,747)	(43,742)	(43,510)

Net amount recognized	$(44,971)	$(44,747)	$(43,742)	$(43,510)

          In 2004, the Company adopted the provisions of FSP SFAS 106-2. The Company has calculated the plan will be actuarially equivalent to Medicare Part D. Actuarially equivalence is assumed to mean that in aggregate Medicare eligible retirees who utilize the plan will pay, for prescription drugs, an amount equal to or less than similarly situated retirees who utilize Medicare Part D considering the contributions/premiums paid by retirees for access to the plan. As a result of the adoption of FSP SFAS 106-2, the accumulated post-retirement benefit obligation was reduced by $9,893 and the net periodic benefit cost was reduced by $1,538 as follows: service cost — $120, interest cost - $618 and amortization of actuarial losses — $800.

          Employer and employee contributions expected for the fiscal year ending December 31, 2005 are $4,742 and $1,120, respectively. The postretirement benefits expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2005	$5,862
2006	5,341
2007	5,682
2008	5,902
2009	6,175
Aggregate for 2010 through 2014	33,017

          The assumed healthcare cost trend used in measuring the accumulated post-retirement benefit obligation as of December 31, 2004 was 11.0% declining gradually to 4.5% by the year 2015, after which it remains constant. A

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2004 by $3,783 and the net post-retirement healthcare cost for the year ended December 31, 2004 by $258. A one percentage point decrease in the assumed healthcare cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2004 by a $3,505 and the net post-retirement healthcare cost for the year ended December 31, 2004 by $250.

          As part of the Reorganization, the Company implemented modifications to its current post-retirement benefits program, resulting in a reduction of long-term post retirement liabilities of $24,432 in the eight months ended August 31, 2002.

          The Company also contributes to a multi-employer trust that provides certain other post-retirement benefits to retired hourly employees. Expenses under this program for the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 were $3,929, $3,940, $1,283 and $2,631, respectively.

          The Company continues to maintain a separate non-qualified benefit plan covering certain former salaried employees of the former Anchor Glass. The benefit obligation at December 31, 2004 was $4,021 and is recorded in other long-term liabilities. The periodic benefit cost for the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 was $300, $300, $100 and $200, respectively.

          The Company also sponsors two defined contribution plans covering substantially all salaried and hourly employees. The Company matches 100% of employee contributions, not to exceed 6% of participant eligible compensation or 35% of employee contributions, not to exceed 10% of participant eligible compensation. Expenses under the savings programs for the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 were $3,152, $3,057, $874 and $1,759, respectively.

          In the 1987 acquisition of Diamond-Bathurst, Inc., Anchor assumed the liabilities under a deferred compensation arrangement with certain employees of the acquired company. Under this plan, Anchor funds certain benefits to the participants and will be reimbursed through proceeds received on life insurance policies carried on all participants. At December 31, 2004 and 2003, plan assets of $1,818 and $1,625, respectively, are included in other assets and plan liabilities of $1,866 and $2,068, respectively, are included in liabilities.

          Effective December 31, 2001, Anchor entered the Glass Companies Multiemployer Pension Plan (the “MEPP”), created from the merger of the Anchor defined benefit pension plan and the GGC L.L.C. (“GGC”) defined benefit plan for hourly employees. Anchor, GGC, the Board of Trustees of the MEPP and the unions representing certain employees at Anchor and GGC considered the MEPP to be a multiemployer pension plan although Anchor continued to treat its obligations as a defined benefit pension plan for accounting purposes. In July 2002, the United States Department of Labor notified Anchor that it determined that the MEPP did not meet the definition of a multiemployer plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

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

          During the years ended December 31, 2004 and 2003 and the four months ended December 31, 2002, the Company contributed $5,171, $5,179 and $1,615, respectively, to the multiemployer pension plans in which it participates. These amounts are expensed as incurred. During the eight months ended August 31, 2002, the Company contributed $6,001 to the MEPP and the other multiemployer pension plans.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          In accordance with the PBGC Agreement, on the Effective Date, Anchor paid $20,750 to the PBGC (with proceeds from the Reorganization). Additionally, Anchor granted the PBGC a warrant for the purchase of common stock of Anchor, which was subsequently repurchased in 2003. Also, under the PBGC Agreement, Anchor makes monthly payments to the PBGC of $833 through 2012. The present value of this obligation at December 31, 2004, $55,845 recorded as long-term debt (less current maturities), was determined by applying a discount rate of 8.9%. The rate was determined by management and reviewed by independent appraisers. The Company adjusted previously recorded pension liabilities to amounts required under the PBGC Agreement, resulting in a gain of $8,233, included as a reduction of the cost of the restructuring in the eight months ended August 31, 2002.

          The Anchor defined benefit plan covered salaried and hourly-paid employees. Benefits were calculated on a service-based formula for hourly participants. Benefits were calculated on a salary-based formula for salaried participants and were frozen in 1994.

NOTE 11 – Leases

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

          Future minimum lease payments under non-cancelable operating leases are as follows:

2005	$5,520
2006	4,490
2007	3,380
2008	2,670
2009	2,050
After 2009	6,380

$24,490

          Rental expenses for all operating leases for the years ended December 31, 2004 and 2003, the four months ended December 31, 2002 and the eight months ended August 31, 2002 were $5,420, $6,998, $5,429 and $11,060, respectively.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 12 – Income Taxes

          The Company applies SFAS 109 under which the liability method is used in accounting for income taxes. Under SFAS 109, if on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2004 and 2003, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets.

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

          The Company has approximately $286,000 of unused net operating loss carryforwards expiring at various dates between 2012 through 2024. These carryforwards have been adjusted to reflect the projected maximum utilization under Section 382.

          The significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003

Deferred tax assets:
Reserves and allowances	$24,200	$10,600
Pension and post-retirement liabilities	41,000	42,900
Inventory uniform capitalization	3,600	3,200
Tax loss carryforwards	112,600	88,100

	181,400	144,800

Deferred tax liabilities:
Accumulated depreciation and amortization	54,300	51,500
Other current assets	2,600	2,000

	56,900	53,500

Net deferred tax assets	124,500	91,300
Valuation allowance	(124,500)	(91,300)

Net deferred tax assets after valuation allowance	$—	$—

     The effective tax rate reconciliation is as follows:

	Year	Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	August 31,
	2004	2003	2002	2002

Federal rate	(34)%	(34)%	(34)%	34%
State rate	(5)	(5)	(5)	5
Non-deductible goodwill write-off	—	—	—	27
Non-deductible professional fees	—	—	—	6
Other permanent differences	—	1	15	1

	(39)	(38)	(24)	73
Valuation allowance	39	38	24	(73)

Effective rate	—%	—%	—%	—%

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 13 – Commitments and Contingencies

          On February 10, 2005, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Christopher Carmona, derivatively on behalf of Anchor Glass Container Corporation v. Richard M. Deneau, Darrin J. Campbell, Peter T. Reno, Alan H. Schumacher, James N. Chapman, Jonathan Gallen, Timothy F. Price, Alexander Wolf, Joel A. Asen and George Hamilton, as defendants, and Anchor Glass Container Corporation, as nominal defendant. Richard M. Deneau was the Company’s former Chief Executive Officer and a former member of the Board. Darrin J. Campbell is the Company’s Chief Executive Officer and a member of the Board. Peter T. Reno is the Company’s Vice President and Interim Chief Financial Officer. Alan H. Schumacher, James N. Chapman, Jonathan Gallen, Timothy F. Price and Alexander Wolf are members of the Board. Joel A. Asen and George Hamilton are former members of the Board.

          The lawsuit is a derivative action brought by a shareholder of the Company on behalf of the Company against certain of its officers and directors alleging violations of state law, including breaches of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between September 2003 and the present that allegedly have caused substantial losses and other damages to the Company, such as to its reputation and goodwill.

          On January 6, 2005, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Todd Fener, individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Richard M. Deneau, Darrin J. Campbell, Alan H. Schumacher and Peter T. Reno.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder. The complaint seeks an unspecified amount of damages.

          On December 21, 2004, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Robert Conte individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin Campbell, Richard M. Deneau, Joel A. Asen, James N. Chapman, Jonathan Gallen, George Hamilton, Timothy F. Price, Alan H. Schumacher, Lenard B. Tessler, Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers. Lenard B. Tessler is a member of the Board. Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers were underwriters of the Company’s initial public offering of common stock.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint seeks an unspecified amount of damages.

          On December 13, 2004, a complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division entitled Matthew Bellefeuille individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin Campbell, Richard M. Deneau, Joel A. Asen, James N. Chapman, Jonathan Gallen, George Hamilton, Timothy F. Price, Alan H. Schumacher, Lenard B. Tessler, Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

          On December 7, 2004, Anchor was served with a complaint filed in the United States District Court for the Middle District of Florida, Tampa Division, entitled Davidco Investors, LLC individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin J. Campbell and Richard M. Deneau.

          The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

          Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit and it and the individual defendants intend to vigorously defend the lawsuits.

          Certain environmental laws, such as CERCLA or Superfund and analogous state laws, provide for strict, and under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment. Such laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. The Company is engaged in investigation and remediation projects at plants currently being operated and at closed facilities. In addition, Anchor has been identified as a potentially responsible party (a “PRP”) under CERCLA with respect to two non-owned sites. While the Company may be jointly and severally liable for costs related to these sites, it is only one of a number of PRP’s who also may be jointly and severally liable. The Company has established reserves for environmental costs, which it believes, are adequate to address the anticipated costs of remediation of these operating and closed facilities and non-owned sites and its liability as a PRP under CERCLA. The timing and magnitude of such costs cannot always be determined with certainty due to, among other things, incomplete information with respect to environmental conditions at certain sites, new and amended environmental laws and regulations, and uncertainties regarding the timing of remedial expenditures.

          The Company’s operations are subject to federal, state and local requirements that are designed to protect the environment. Such requirements have resulted in the Company being involved in related legal proceedings, claims and remediation obligations. Based on the Company’s current understanding of the relevant facts, the Company does not believe that its environmental exposure is in excess of the reserves reflected on the balance sheet, although there can be no assurance that this will be the case. The Company maintains environmental reserves of approximately $7,600 and $9,200, respectively at December 31, 2004 and 2003. In 2004, the Company incurred $600 in spending chargeable to the Company’s environmental reserve and reduced the reserve in the amount of $975 related to the sale of three non-operating facilities in the second quarter of 2004. In addition to the environmental reserves, the Company carries an environmental impairment liability insurance policy (expiring August 30, 2007) to address certain potential future environmental liabilities at identified operating and non-operating sites. There can be no assurance, however, that insurance will be available or adequate to cover future liabilities. The above noted reserves are not net of any potential insurance proceeds. Average annual spending on remediation issues in recent years approximated $500 per year.

          In addition, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company. Legal expenses incurred related to these contingencies are generally expensed as incurred. In a specific one-time situation, in 2002, the Company set up an accrual for claims under its Plan of Reorganization, including legal fees to defend and settle such claims. All other legal expenses are expensed as incurred.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 14 – Subsequent Event

          On February 14, 2005, the Company entered into a $20 million revolving credit facility (the “Revolving B Loan”) with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus and its affiliates. As availability under the Revolving B Loan is not subject to a borrowing base, the new facility provides the Company with liquidity in excess of that provided by the Revolving Credit Facility.

          The Revolving B Loan matures on August 30, 2007, contemporaneously with the maturity of the Revolving Credit Facility, and bears interest on drawn portions thereof at LIBOR plus 8%, payable quarterly. Interest on the new facility is payable in kind through June 30, 2005 and thereafter if availability under the Revolving Credit Facility is less than an agreed upon threshold. The Revolving B Loan is secured by a second lien on the Company’s inventory, receivables and general intangibles. The Revolving B Loan requires the Company to meet the same monthly fixed charge coverage test as under the Revolving Credit Facility.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Quarterly Financial Information – Unaudited

	2004 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$189,561	$214,051	$186,224	$157,022
Cost of products sold	174,995	194,263	174,367	168,646
Inventory loss - cost of products sold	—	—	—	8,963
Restructuring, impairment and other charges, net	—	—	—	39,735
Selling and administrative expenses	7,091	6,218	6,832	6,980
Gain on sale of non-operating properties	—	(3,823)	—	—

Income (loss) from operations	7,475	17,393	5,025	(67,302)
Other income (expense), net	396	3	1,143	(1,852)
Interest expense	(12,141)	(12,020)	(12,049)	(12,219)

Net income (loss)	$(4,270)	$5,376	$(5,881)	$(81,373)

Income (loss) applicable to common stock	$(4,270)	$5,376	$(5,881)	$(81,373)

Basic and diluted net income (loss) per share applicable to common stock	$(0.17)	$0.22	$(0.24)	$(3.30)

	2003 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$162,403	$186,822	$193,546	$167,172
Cost of products sold	152,998	168,283	178,407	161,093
Selling and administrative expenses	6,646	6,820	6,627	6,870

Income (loss) from operations	2,759	11,719	8,512	(791)
Other income (expense), net	(517)	585	(1,097)	1,252
Interest expense	(14,131)	(11,007)	(11,667)	(11,744)

Net income (loss)	$(11,889)	$1,297	$(4,252)	$(11,283)

Series C preferred stock dividends	(2,341)	(2,410)	(2,512)	—

Excess fair value of consideration transferred over carrying value upon redemption	—	—	$(38,118)	—

Income (loss) applicable to common stock	$(14,230)	$(1,113)	$(44,882)	$(11,283)

Basic and diluted net income (loss) per share applicable to common stock	$(1.05)	$(0.08)	$(3.20)	$(0.46)

As discussed in Note 1, the Company revised its statements of cash flows to reflect the principle payments under its agreement with the PBGC as cash out flows from operating activities instead of cash out flows from financing actvities. This revision had no impact on the Company's balance sheets or statements of operations.

This revision had the impact of reducing cash flows from operating activities and, accordingly, increased cash flows from financing activities by $1,159, $1,185 and $1,212, respectively in the first, second and third quarters of 2004. This revision had the impact of reducing cash flows from operating activities and, accordingly, increased cash flows from financing activities by $1,061, $1,084, $1,109, and $1,134, respectively in the first, second, third and fourth quarters of 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR GLASS CONTAINER CORPORATION

Date: March 29, 2005	By: /s/ Peter T. Reno

Peter T. Reno
Vice President and
Interim Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Darrin J. Campbell

Darrin J. Campbell
Chief Executive Officer and Director	March 29, 2005

/s/ James N. Chapman

James N. Chapman
Director	March 29, 2005

/s/ Carlton Donaway

Carlton Donaway
Director
Chairman of the Board	March 29, 2005

/s/ Jonathan Gallen

Jonathan Gallen
Director	March 29, 2005

/s/ Timothy F. Price

Timothy F. Price
Director	March 29, 2005

/s/ Peter T. Reno

Peter T. Reno
Interim Chief Financial Officer and Principal Financial Officer	March 29, 2005

/s/ Alan H. Schumacher

Alan H. Schumacher
Director	March 29, 2005

/s/ Lenard B. Tessler

Lenard B. Tessler
Director	March 29, 2005

/s/ Alexander Wolf

Alexander Wolf
Director	March 29, 2005