Form 10-Q
period 2005-03-31
ANCHOR GLASS CONTAINER CORP /NEW
filed 2005-05-10
CIK 1052163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Anchor Glass Container Corporation, common stock, $.10 par value, outstanding at April 29, 2005 was 24,680,843.

ANCHOR GLASS CONTAINER CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Net sales	$179,322	$189,561

Costs and expenses:

Cost of products sold	175,906	174,995

Restructuring charges	1,413	—

Selling and administrative expenses	7,055	7,091

Gain on sale of non-operating property	(3,117)	—

Income (loss) from operations	(1,935)	7,475

Other income, net	1,841	396

Interest expense	(12,661)	(12,141)

Net loss	$(12,755)	$(4,270)

Basic and diluted net loss per share	$(0.52)	$(0.17)

Basic and diluted weighted average number of common shares outstanding	24,673,838	24,516,244

Comprehensive loss:
Net loss	$(12,755)	$(4,270)
Other comprehensive income (loss):
Derivative income	3,338	2,014

Comprehensive loss	$(9,417)	$(2,256)

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$127	$111
Accounts receivable	49,539	35,601
Inventories:
Raw materials and manufacturing supplies	27,356	25,747
Finished products	98,208	100,263
Other current assets	12,255	11,993

Total current assets	187,485	173,715
Property, plant and equipment, net	453,971	463,682
Other assets	14,226	13,742
Intangible assets	5,858	6,056

	$661,540	$657,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under revolving credit facilities	$71,242	$50,880
Current maturities of long-term debt	9,458	9,338
Accounts payable	61,217	49,091
Accrued expenses	23,796	30,884
Accrued interest	5,533	15,079
Accrued compensation and employee benefits	26,280	25,604

Total current liabilities	197,526	180,876

Long-term debt	409,966	412,475
Long-term post-retirement liabilities	40,942	41,145
Other long-term liabilities	18,128	18,409

	469,036	472,029
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	2,468	2,466
Capital in excess of par value	127,721	127,618
Accumulated deficit	(137,484)	(124,729)
Accumulated other comprehensive income (loss)	2,273	(1,065)

	(5,022)	4,290

	$661,540	$657,195

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(12,755)	$(4,270)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	15,988	16,627
Amortization	1,068	969
Amortization of financing fees	464	435
Restructuring charges	1,413	—
Gain on sale of non-operating property	(3,117)	—
Gain on sale of property and equipment	(191)	(1)
Other	(46)	71
Restructuring payments	(7,104)	—
Principal payments under the PBGC Agreement	(1,268)	(1,159)
Decrease in cash resulting from changes in assets and liabilities	(7,767)	(40,292)

	(13,315)	(27,620)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(8,893)	(20,912)
Proceeds from sale of property and equipment	6,472	—
Other	(1,037)	(1,844)

	(3,458)	(22,756)

Cash flows from financing activities:
Principal payments of long-term debt	(1,023)	(1,706)
Dividends paid on common stock	—	(981)
Net draws on Revolving Credit Facility	10,276	27,965
Net draws on Revolving B Loan	10,000	—
Other	(2,464)	2,115

	16,789	27,393

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	16	(22,983)
Balance, beginning of period	111	23,083

Balance, end of period	$127	$100

See Notes to Condensed Financial Statements.

ANCHOR GLASS CONTAINER CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 1 – Basis of Presentation

Management Responsibility

     In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position of Anchor Glass Container Corporation (the “Company” or “Anchor”) as of March 31, 2005 and the results of operations and cash flows for the three months then ended.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements of Anchor included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

Post-retirement Benefits

     The Company provides post-retirement benefits to certain salaried and hourly employees and former employees. The Company accrues post-retirement benefits (such as healthcare benefits) during the years an employee provides services. Currently, the Company funds these healthcare benefits on a pay-as-you-go basis. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
	2005	2004

Service cost-benefits earned during the period	$68	$116
Interest cost on projected benefit obligation	699	835
Amortization of actuarial losses	52	174

Total net periodic benefit cost	$819	$1,125

Capital Stock

     In the three months ended March 31, 2005, the Company recorded stock option compensation expense of $53 and received proceeds from the exercise of stock options of $52.

     In the three months ended March 31, 2004, the Company paid a dividend of $0.04 per share of common stock.

Liquidity

     The Company’s operating results and operating cash flows during fiscal 2004 were negatively impacted by the closure of the Connellsville plant (see Note 4), the continuing high costs of energy and its direct and indirect effect on other costs and manufacturing expenses, softer sales volumes in the second half of 2004, the excess supply conditions currently prevailing in the glass container industry, the effect of fourth quarter curtailments (furnace downtime) and the acceleration of certain capital projects into 2004 from 2005. As a result of the above factors, the Company’s availability under its $115,000 revolving credit facility (the “Revolving Credit Facility”) declined and the Company was unable to meet its fixed charge coverage ratio covenant at December 31, 2004.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

     As further described in Note 3, on February 14, 2005, the Company entered into a $20,000 revolving credit facility (the “Revolving B Loan”) with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus Capital Management, L.P. (“Cerberus”) and its affiliates. Additionally, the lenders under the Revolving Credit Facility modified the fixed charge coverage ratio covenant for 2005 and waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. The Company also entered into a similar agreement and waiver with its lender under its capital lease arrangements, which had an outstanding balance of $11,300 at March 31, 2005.

     Under the modified covenant, the required minimum fixed charge coverage ratio for 2005 and thereafter is determined on a monthly basis, beginning on January 1, 2005. The monthly calculation is determined on cumulative year to date results through the measurement date. The cumulative aspect of the calculation allows for any excess or deficit coverage in prior months to be incorporated into the current month calculation. Prior to this modification, the Revolving Credit Facility required that the Company meet a quarterly fixed charge coverage test, determined cumulatively for the four calendar quarters ending on the measurement date, unless minimum availability declined below $10,000, in which case the Company would have been required to meet a monthly fixed charge coverage test determined cumulatively for the twelve calendar months ending on the measurement date. Minimum fixed charge coverage ratios under the Revolving Credit Facility are reflected in the table below.

March	.29:1.0	June	.58:1.0	September	.76:1.0	December	.75:1.0
April	.40:1.0	July	.66:1.0	October	.79:1.0
May	.50:1.0	August	.71:1.0	November	.80:1.0

     The actual fixed charge coverage ratio for March 2005 was .44:1.0. The Revolving B Loan and the master lease agreement contain the same fixed charge coverage ratio covenant.

     The fixed charge coverage ratio is calculated by dividing Adjusted EBITDA by fixed charges (as those terms are defined in the related debt agreements). Adjusted EBITDA is an amount equal to net income (loss) plus interest expense, income taxes, depreciation and amortization, restructuring charges, (gain)/loss on the sale of fixed assets and other non-cash items. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles (GAAP) and is not intended to present a superior measure of financial condition or profitability from those determined under GAAP. Adjusted EBITDA is a primary component of the fixed charge coverage financial covenant under the Company’s revolving credit facilities and master lease agreement. Fixed charges include, among other things, cash interest expense, capital expenditures, cash dividends, payments made under the agreement with the Pension Benefit Guaranty Corporation (“PBGC”), regularly scheduled principal payments of indebtedness, restructuring expenditures, taxes paid in cash and management fees, as defined.

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

     At March 31, 2005 combined availability under these facilities was $28,300. The Company believes that cash flows from operating activities, combined with available borrowings under its two revolving credit facilities, will be sufficient to support its operations and fund its capital expenditure

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

requirements, scheduled payments of interest and principal (interest on the Senior Secured Notes is due August 15 and February 15), restructuring payments and other liquidity needs for the foreseeable future, although the Company cannot be assured that this will be the case. The Company’s ability to fund operations, make scheduled payments of interest and principal on its indebtedness and maintain compliance with the terms of its revolving credit facilities and master lease agreement, including its fixed charge coverage ratio covenant, depends on the Company’s future operating performance, which is subject to economic, financial, competitive and other factors beyond the Company’s control.

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

     There can be no assurance that the Company will be successful in these alternatives. Failure to comply with financial covenants will cause default under the Revolving Credit Facility and may cause the Company’s long term capital leases and other long term debt agreements to become currently due, as a result of cross default provisions.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R – Share-Based Payments (“SFAS 123R”), a revision of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”). Under a recently released Securities and Exchange Commission rule, for companies with a December 31 year end, SFAS 123R is effective for the first annual reporting period that begins after December 31, 2005. The Company adopted the requirements of SFAS 123 effective January 1, 2003. The adoption of SFAS 123R is not expected to impact the Company’s financial position or results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 – Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), that is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to impact the Company’s financial position or results of operations.

     The American Jobs Creation Act of 2004 was signed into law in October 2004 and has provisions that may impact the Company’s income taxes in the future, including, but not limited to a deduction related to qualified production activities taxable income. The FASB proposed the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Company is evaluating the impact of the FASB guidance related to qualified production activities on its effective tax rate in future periods; however, no deduction will be recorded until all available loss carryforwards are exhausted.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

Revision

     The Company revised its condensed statements of cash flows by $1,159 for the three months ended March 31, 2004 to reflect the principal payments under its agreement with the PBGC as cash outflows from operating activities instead of cash outflows from financing activities. This revision had no impact on the Company’s balance sheets or statements of operations.

     This revision had the impact of reducing cash flows from operating activities from $(26,461) to $(27,620) for the three months ended March 31, 2004. The revision also had the impact of increasing cash flows from financing activities from $26,234 to $27,393 for the three months ended March 31, 2004.

NOTE 2 – Property, Plant and Equipment

     In the first quarter of 2005, the Company sold a previously closed facility located at Dayville, Connecticut. The Company received proceeds from the sale of $6,472. Included on the accompanying condensed statement of operations is a gain of $3,117, including the associated release of an environmental reserve of $250 as a result of the sale.

NOTE 3 – Revolving Credit Facilities

     On February 14, 2005, the Company entered into a $20,000 Revolving B Loan with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus and its affiliates. As availability under the Revolving B Loan is not subject to a borrowing base, the new facility provides the Company with liquidity in excess of that provided by the Revolving Credit Facility. As of March 31, 2005, advances outstanding under the Revolving B Loan were $10,000.

     The Revolving B Loan matures on August 30, 2007, contemporaneously with the maturity of the Revolving Credit Facility, and bears interest on drawn portions thereof at LIBOR plus 8% (10.72% at March 31, 2005), payable quarterly. Interest on the new facility is payable in kind through June 30, 2005 and thereafter if availability under the Revolving Credit Facility is less than an agreed upon threshold. Advances under the Revolving B Loan are to be drawn in a minimum amount of $5,000. Under the terms of the Revolving Credit Facility, advances are to be drawn from the Revolving B Loan if excess availability as defined in the Revolving Credit Facility is equal to or less than $3,000. Repayments of advances outstanding under the Revolving B Loan may not be made if availability under the terms of the Revolving Credit Facility is less than an agreed upon threshold. The Revolving B Loan is secured by a second lien on the Company’s inventory, receivables and general intangibles. The Revolving B Loan requires the Company to meet the same monthly fixed charge coverage test as under the Revolving Credit Facility.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

NOTE 4 – Restructuring, Impairment and Other Charges and Inventory Loss

     In November 2004, the Company closed its Connellsville, Pennsylvania manufacturing facility (the “Restructuring”). The Company expects to complete the Connellsville facility closure activities by December 2005 (the “Restructuring Period”). This decision was based on a number of considerations, including the excess supply conditions currently prevailing in the glass container industry and the Company’s analysis of the economics of each Anchor facility. This analysis is part of an ongoing and comprehensive operational review, begun in the third quarter of 2004, to increase the Company’s asset productivity and improve cash flow.

     During the Restructuring Period, the Company will record restructuring expenses and other related charges that will, in total, approximate $51,800 to $53,000. These charges include approximately $1,500 for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs. The major types of costs incurred and to be incurred are:

					Cumulative
					Expense
				Expense	Recorded
				Recorded in	through
	Total Expense Expected to be			the First	the First
	Incurred During the			Quarter of	Quarter of
	Restructuring Period			2005	2005
Employee termination benefits	$12,800	to	$12,800	$—	$12,799
Other facility exit costs	4,200	to	5,400	1,413	2,591

Charges resulting in cash expenditures	17,000	to	18,200	1,413	15,390
Asset impairment of property and equipment	25,800	to	25,800	—	25,758

Restructuring, impairment and other charges	42,800	to	44,000	1,413	41,148
Noncash write down of inventories	9,000	to	9,000	—	8,963

Total plant closure related charges	$51,800	to	$53,000	$1,413	$50,111

     Other facility exit costs primarily consist of charges that do not meet the initial recognition requirements as of the restructuring date and are charged to expense as incurred. The Company recorded the $25,758 asset impairment charge in the fourth quarter of 2004 to reduce this property and equipment to its estimated salvage value, as determined based on the Company’s best estimate of recoverable value for these assets based on expected discounted future cash flows. This property and equipment is currently classified as held for use and is recorded at its disposal value.

     The Company had taken a charge of $8,963 for an inventory write-down in the fourth quarter of 2004, of which $1,100 pertained to unusable supplies and raw materials and $7,900 pertained to finished goods related write downs and charges. A substantial amount of the finished product inventory on location at this facility was manufactured for a few specific customers. At times, glass container customers require discounts to purchase products manufactured at closed facilities. Based upon the negotiations with its customers, the Company recorded a write-down of finished product inventory to values supported by written agreements with these customers. The Company has valued and recorded this inventory at its negotiated selling price.

ANCHOR GLASS CONTAINER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

     A reconciliation of the Restructuring liability, recorded in accrued expenses on the accompanying balance sheet, is as follows:

Restructuring
Liability
Balance, December 31, 2004	$11,509
Costs incurred and charged to expense	1,413
Costs paid in the 2005 first quarter	(7,104)

Balance, March 31, 2005	$5,818

     The cash requirements of the Restructuring are and will be funded through operations and borrowings under Anchor’s Revolving Credit Facility and Revolving B Loan. Anchor expects the timing of cash requirements to approximate:

	Remaining Amounts Expected
	to be Paid
2005 second quarter	$3,500	to	$4,100
Thereafter	3,900	to	4,500

     In the second quarter of 2005, the Company implemented a reduction in force at its corporate facility. See Note 6 – Subsequent Event.

NOTE 5 – Commitments and Contingencies

     On April 20, 2005, a consolidated amended class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division entitled “Davidco Investors, LLC, individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin J. Campbell, Richard M. Deneau, Peter T. Reno, Joel A. Asen, James N. Chapman, Jonathan Gallen, George Hamilton, Timothy F. Price, Alan H. Schumacher, Lenard B. Tessler, Credit Suisse First Boston, Merrill Lynch & Co., Lehman Brothers, PricewaterhouseCoopers, LLC, Cerberus Capital Management, L.P., Cerberus International, Ltd., Cerberus Institutional Partners, L.P., Cerberus Institutional Partners (America), L.P. and Stephen A. Feinberg, Case Number 8:04-cv-2561-T- 24EAJ.” Darrin J. Campbell was the Company’s former Chief Executive Officer and a former member of the Company’s Board of Directors. Richard M. Deneau was the Company’s former Chief Executive Officer and a former member of the Company’s Board of Directors. Peter T. Reno is the Company’s Vice President and Interim Operating Committee Chairman. Alan H. Schumacher, James N. Chapman, Jonathan Gallen, Timothy F. Price and Lenard B. Tessler are members of the Company’s Board of Directors. Joel A. Asen and George Hamilton previously were members of the Company’s Board of Directors. PricewaterhouseCoopers LLP is the Company’s independent registered public accounting firm. Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers were underwriters of the Company’s initial public offering of common stock. Cerberus is a New York investment management firm. Cerberus International, Ltd., Cerberus Institutional Partners, L.P. and Cerberus Institutional Partners (America), L.P. own shares of the Company’s common stock. Stephen Feinberg exercises voting and investment authority over all securities of the Company owned by Cerberus International, Ltd., Cerberus Institutional Partners, L.P., Cerberus Institutional Partners (America), L.P., and certain private investment funds and managed accounts.

     The consolidated amended complaint was filed to amend the complaint filed by Davidco Investors, LLC previously disclosed in the Company’s Form 8-K dated December 10, 2004. Four securities class action lawsuits brought against the Company have now been merged into this case. The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder.

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

NOTE 6 – Subsequent Event

     In the second quarter of 2005, as part of a comprehensive operational review, the Company implemented a reduction in force at its corporate facility. As a result of this action, the Company will record a charge of approximately $800 in the second quarter of 2005. The Company anticipates that total restructuring charges associated with its operational review will approximate $52,600 to $54,000.

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

Results of Operations

     Net sales. Net sales for the first quarter of 2005 were $179.3 million compared to $189.6 million for the first quarter of 2004. The decrease in net sales of $10.3 million, or 5.4%, was principally the result of a decrease in unit shipments of 5.0% reflecting the softer beer volumes and a weaker-than-expected performance in the ready-to-drink category, offset by higher shipments in the liquor category where the Company experienced year-over-year gains. Decline in beer shipments reflects continuing reduced market place demand; the ready-to-drink decrease is a result of the absence of last year’s non-contracted volume shipments. Liquor sales showed strong year-over-year improvements as new business shipments have ramped to full rate levels.

     The decline in sales dollars exceeded the decline in unit shipments, reflecting in part, the planned changes in sales mix attributable to current customer contracts and the Company’s inability to fully pass through the high cost of energy to its customers. The Company was able to mitigate some of the impact of higher energy costs (see below), as recent contract changes took effect in 2005, allowing the Company to pass on a portion of higher natural gas penalties to certain customers.

     Cost of products sold. The Company’s cost of products sold in the first quarter of 2005 was $175.9 million, or 98.1% of net sales, while the cost of products sold for the first quarter of 2004 was $175.0 million, or 92.3% of net sales. Included in the 2005 first quarter results were higher energy costs that were not able to be passed through to customers of $6.6 million, which includes higher natural gas costs, higher transportation and raw material costs due to rising fuel prices, and higher costs for electricity. A portion of these costs, primarily the portion related to natural gas, will be partially recovered in second quarter 2005 based upon the contracted pricing formulas in place with certain customers. The decline in margin includes $5.5 million primarily due to lower volumes (as discussed above) and higher freight, increased costs of raw materials, primarily soda ash, of $1.0 million and costs associated with unplanned downtime due to a weahter-related power loss at our Winchester, Indiana glass container facility totaling $0.9 million, which is partially offset by an accrual for insurance recoveries of $0.6 million. Partially offsetting these increases are favorable productivity improvements and efficiencies of $1.7 million, before giving effect to unplanned downtime at a facility due to a weather-related power loss, a one-time gain of $0.8 million from a legal settlement related to vendor pricing, and lower depreciation expense of $0.5 million.

     Restructuring, impairment and other charges, net and inventory loss. In November 2004, the Company closed its Connellsville, Pennsylvania manufacturing facility (the “Restructuring.”) The Company expects to complete the Connellsville facility closure activities by December 2005 (the “Restructuring Period”).

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

     During the Restructuring Period, the Company will record restructuring expenses and other related charges that will, in total, approximate $51.8 million to $53.0 million. These charges include approximately $1.5 million for a company-wide reduction in force, in addition to Connellsville, as a result of management’s evaluation of personnel costs.

     The major types of costs incurred and to be incurred are:

					Cumulative
					Expense
				Expense	Recorded
				Recorded in	through
	Total Expense Expected to be			the First	the First
	Incurred During the			Quarter of	Quarter of
	Restructuring Period			2005	2005
Employee termination benefits	$12.8	to	$12.8	$—	$12.8
Other facility exit costs	4.2	to	5.4	1.4	2.5

Charges resulting in cash expenditures	17.0	to	18.2	1.4	15.3
Asset impairment of property and equipment	25.8	to	25.8	—	25.8

Restructuring, impairment and other charges	42.8	to	44.0	1.4	41.1
Noncash write down of inventories	9.0	to	9.0	—	9.0

Total plant closure related charges	$51.8	to	$53.0	$1.4	$50.1

     Other facility exit costs primarily consist of charges that do not meet the initial recognition requirements as of the restructuring date and are charged to expense as incurred. The Company recorded the $25.8 million asset impairment charge in the fourth quarter of 2004 to reduce this property and equipment to its estimated salvage value, as determined based on the Company’s best estimate of recoverable value for these assets based on expected discounted future cash flows. This property and equipment is currently classified as held for use and is recorded at its disposal value.

     The Company has taken a charge of $9.0 million for an inventory write-down in the fourth quarter of 2004, of which $1.1 million pertained to unusable supplies and raw materials and $7.9 million pertained to finished goods related write downs and charges. A substantial amount of the finished product inventory on location at this facility was manufactured for a few specific customers. At times, glass container customers require discounts to purchase products manufactured at closed facilities. Based upon the negotiations with its customers, the Company recorded a write-down of finished product inventory to values supported by written agreements with these customers. The Company has valued and recorded this inventory at its negotiated selling price.

     The cash requirements of the Restructuring are and will be funded through operations and borrowings under Anchor’s Revolving Credit Facility and Revolving B Loan. Anchor expects the timing of cash requirements to approximate:

	Remaining Amounts Expected
	to be Paid
2005 second quarter	$3.5	to	$4.1
Thereafter	3.9	to	4.5

     Benefits of the Restructuring include productivity gains of producing volumes that meet current customer demand at eight glass container manufacturing facilities and overhead savings from the company-wide reduction in force.

     In the second quarter of 2005, as part of a comprehensive operational review, the Company implemented a reduction in force at its corporate facility. As a result of this action, the Company will record a charge of approximately $800 in the second quarter of 2005. The Company anticipates that total restructuring charges associated with its operational review will approximate $52.6 to $54.0 million.

     Selling and administrative expenses. Selling and administrative expenses for the three months ended March 31, 2005 and 2004 were unchanged at $7.1 million, or 3.9 % and 3.7%, respectively, of net sales. Selling and administrative expenses included higher costs for professional fees, offset by lower personnel and benefit costs.

     Gain on sale of non-operating property. In the first quarter of 2005, the Company sold a previously closed facility located at Dayville, Connecticut. The Company received proceeds from the sale of $6.5 million. Included on the accompanying condensed statement of operations is a gain of $3.1 million including the associated release of an environmental reserve of $0.25 million as a result of the sale.

     Other income, (net). Other income, net was $1.8 million and $0.4 million, respectively, for the three months ended March 31, 2005 and 2004. This increase of $1.4 million reflects the change in the mark-to-market gain on certain natural gas derivatives.

     Interest expense. Interest expense for the first quarter of 2005 was $12.6 million compared to $12.1 million for the first quarter of 2004, an increase of $0.5 million as a result of higher outstanding debt levels in 2005 as compared with the first quarter of 2004 and higher average interest rates on revolving credit facility advances.

     Net loss. The Company recorded a net loss of $12.8 million in the first quarter of 2005 compared to a net loss of $4.3 million in the first quarter of 2004. The increase in net loss quarter over quarter of $8.5 million was primarily due to the factors noted above.

Liquidity and Capital Resources

     The Company’s operating results and operating cash flows during fiscal 2004 were negatively impacted by the Restructuring, the continuing high costs of energy and its direct and indirect effect on other costs and manufacturing expenses, softer sales volumes in the second half of 2004, the excess supply conditions currently prevailing in the glass container industry, the effect of fourth quarter curtailments (furnace downtime) and the acceleration of certain capital projects into 2004 from 2005. As a result of the above factors, the Company’s availability under its Revolving Credit Facility declined and the Company was unable to meet its fixed charge coverage ratio covenant at December 31, 2004.

     As discussed below, on February 14, 2005 the Company entered into a $20 million Revolving B Loan with Madeleine L.L.C., an affiliate of its largest stockholders, funds and accounts managed by Cerberus and its affiliates. Additionally, the lenders under the Revolving Credit Facility modified the fixed charge coverage ratio covenant for 2005 and waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. The Company also entered into a similar agreement and waiver with its lender under its capital lease arrangements.

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

March	.29:1.0	June	.58:1.0	September	.76:1.0	December	.75:1.0
April	.40:1.0	July	.66:1.0	October	.79:1.0
May	.50:1.0	August	.71:1.0	November	.80:1.0

     The actual fixed charge coverage ratio for March 2005 was .44:1.0. The Revolving B Loan and the master lease agreement contain the same fixed charge coverage ratio covenant.

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

     The Company believes that cash flows from operating activities, combined with available borrowings under its two revolving credit facilities, will be sufficient to support its operations and fund its capital expenditure requirements, scheduled payments of interest and principal (interest on the Senior Secured Notes is due August 15 and February 15), Restructuring payments, and other liquidity needs for the foreseeable future, although the Company cannot be assured that this will be the case. The Company’s ability to fund operations, make scheduled payments of interest and principal on its indebtedness and maintain compliance with the terms of its revolving credit facilities and master lease agreement, including its fixed charge coverage ratio covenant, depends on the Company’s future operating performance, which is subject to economic, financial, competitive and other factors beyond the Company’s control.

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

Cash Flows

     Operating Activities. Operating activities consumed $13.3 million in cash in the three months ended March 31, 2005, as compared to cash used of $27.6 million in the three months ended March 31, 2004. This overall decline in cash used from operations reflects the decline in earnings and the changes in working capital items, reconciled as follows:

Net loss	$(12.8)
Noncash charges	15.6

Net change in cash earnings	2.8
Change in working capital components:
Accounts receivable	(13.9)
Inventories	0.4
Liabilities (other than current and long-term debt)	(3.7)
Principal payments under the PBGC Agreement	(1.3)
Other changes	2.4

Operating cash flows	$(13.3)

     See “ — Results of Operations” for a discussion of the decline in earnings. Accounts receivable increased $13.9 million. The balance in accounts receivable and its cash flow effect are primarily driven by the Company’s sales within thirty days of period end; sales in March 2005 exceeded sales in December 2005 by $15 million as a result of lower sales in the fourth quarter due to lower seasonal sales and the overall softness in volumes in that quarter. Overall inventory levels are flat as compared to year end. Historically, the Company has built inventory in the first quarter in anticipation of seasonal demands. However, as a result of operating eight facilities in 2005, as compared to nine facilities in 2004, finished product inventory levels declined slightly. Net current liabilities have declined from the year end due to the payment of the semi-annual interest on the Senior Secured Notes offset by increases following the curtailment of production in the 2004 fourth quarter.

     Investing Activities. Cash consumed in investing activities was $3.5 million in the first quarter 2005, as compared to $22.7 million in the first quarter of 2004. Capital expenditures were $8.9 million and $20.9 million, respectively in 2005 and 2004. See “—Capital expenditures.” In the first quarter of 2005, the Company received proceeds of $6.5 million from the sale of a previously closed facility.

     Financing Activities. Net cash provided in financing activities was $16.8 million in the first quarter 2005, as compared to cash provided of $27.4 million in first quarter of 2004. The net financing activities in 2005 and 2004 principally reflect borrowings under the Revolving Credit Facility and in 2005 also reflects borrowings under the Revolving B Loan. A cash dividend payment on the Company’s common stock, paid in the first quarter of 2004, was approximately $1.0 million.

Debt and Other Contractual Obligations

     The Company has aggregate indebtedness of $350.0 million under its Senior Secured Notes. Semi-annual interest payments of $19.3 million are due each August 15 and February 15.

     As of March 31, 2005, advances outstanding under the Revolving Credit Facility were $61.2 million and outstanding letters of credit on this facility were $9.3 million. Advances outstanding under the Revolving B Loan were $10.0 million; combined borrowing availability was $28.3 million. As of April 28, 2005, advances outstanding under the Revolving Credit Facility and the Revolving B Loan were $65.9 million and $10.0 million, respectively, and combined availability under the both facilities was $22.2 million.

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

     On February 14, 2005, the Company reached an agreement with its lenders under Revolving Credit Facility to modify the fixed charge coverage ratio covenant under the facility for the 2005. In addition, the lenders waived the Company’s failure to comply with its fixed charge coverage ratio covenant as of December 31, 2004. The Company also entered into a similar agreement and waiver with its lender under its master lease agreement. At March 31, 2005, the Company was required to maintain a fixed charge coverage ratio of .29:1.0. The actual fixed charge coverage ratio for March 2005 was .44.0:1.0 and the Company is in compliance with this covenant as of March 31, 2005.

     Under a master lease agreement entered into in December 2002, the Company leased equipment under a lease term of five years. The master lease agreement is structured as a capital lease under generally accepted accounting principles. For each group of equipment items the Company agreed to lease, it entered into an equipment schedule that applied the terms of the master lease to such equipment. As of March 31, 2005, $11.3 million was outstanding under this lease agreement. On February 14, 2005, the Company and the lessor entered into an agreement and waiver, similar to that entered into with the lenders of the Revolving Credit Facility, with respect to the fixed charge coverage test as of December 31, 2004 and the monthly periods of 2005.

     On February 14, 2005, the Company entered into the Revolving B Loan. As availability under the Revolving B Loan is not subject to a borrowing base, the new facility provides the Company with liquidity in excess of that provided by the Revolving Credit Facility. The Revolving B Loan matures on August 30, 2007, contemporaneously with the maturity of the Revolving Credit Facility, and bears interest on drawn portions thereof at LIBOR plus 8% (10.72% at March 31, 2005), payable quarterly. Interest on the new facility is payable in kind through June 30, 2005 and thereafter if availability under the Revolving Credit Facility is less than an agreed upon threshold. Advances under the Revolving B Loan are to be drawn in a minimum amount of $5.0 million. Under the terms of the Revolving Credit Facility, advances are to be drawn from the Revolving B Loan if excess availability as defined in the Revolving Credit Facility is equal to or less than $3.0 million. Repayments of advances outstanding under the Revolving B Loan may not be made if availability under the terms of the Revolving Credit Facility is less than an agreed upon threshold. The Revolving B Loan is secured by a second lien on the Company’s inventory, receivables and general intangibles. The Revolving B Loan requires the Company to meet the same monthly fixed charge coverage test as under the Revolving Credit Facility.

     In August 2002, in connection with its reorganization, the Company entered into a ten-year payment obligation under an agreement with the PBGC. The present value of this obligation was $54.5 million at March 31, 2005.

     The Company anticipates expenditures in the remainder of 2005 of $21 to $26 million for capital expenditures, $19 million for interest on the Senior Secured Notes, $8 to $9.5 million for Restructuring payments and $7 million for operating and capital leases.

     In addition, the Company is obligated to pay approximately $4.2 million annually related to its post-retirement benefit plan and $6.2 million annually to multiemployer pension plans for the future service benefits of its hourly employees.

Capital Expenditures

     Capital expenditures were $8.9 million in the first quarter of 2005 as compared to $20.9 million in the first quarter of 2004, which included a major reconstruction on a furnace at its Shakopee, Minnesota facility. Capital spending for the remainder of 2005 is planned to be approximately $21 to $26 million primarily for maintenance and molds to support production; no significant improvement projects are planned for 2005. This lower capital spending reflects the revised 2004 plans which accelerated certain projects from 2005 into 2004 and lower ongoing maintenance requirements resulting from the Connellsville plant closure. The Company’s principal sources of liquidity for the funding of the 2005 capital expenditures are expected to be from operations and borrowings under the Revolving Credit Facility and the Revolving B Loan.

     The Company believes that cash flows from operating activities, combined with available borrowings under the Revolving Credit Facility and the Revolving B Loan, will be sufficient to support its operations, including capital expenditures, scheduled payments of interest and principal (interest on the Senior Secured Notes is due August 15 and February 15), Restructuring payments and other liquidity requirements, for the foreseeable future, although the Company cannot be assured that this will be the case.

Impact of Inflation

     The impact of inflation on the Company’s costs, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. The Company has experienced significant cost increases in energy, materials and services impacted by energy, such as freight, and has not been fully able to pass on these cost increases to its customers. During 2004 and the first quarter of 2005, the Company was unable to fully pass through cost increases to customers; although certain of the Company’s contracts with its customers incorporate price adjustments based on changes in the costs, the change in pricing may lag behind the cost incurred to obtain these cost components.

     Since 2000, closing prices for natural gas have fluctuated significantly from a low of $1.830 per MMBTU, in October 2001 to a high of $9.978 per MMBTU in January 2001, compared to an average price of $2.238 per MMBTU from 1995 through 1999. Since the 2001 price peak, natural gas prices have remained volatile. The annual average closing prices of natural gas for 2004, 2003 and 2002 were $6.138, $5.388 and $3.221, per MMBTU, respectively. The natural gas price for May 2005 closed at $6.748 per MMBTU. The Company has no way of predicting to what extent natural gas prices will fluctuate in the future. Any significant increase, or the inability to pass on those costs to customers, would adversely impact the Company’s margins and operating performance.

Seasonality

     Demand for beer, iced tea and other beverages is typically stronger during the summer months. Because the Company’s shipment volume is typically higher in the second and third quarters, the Company usually builds inventory during the fourth and first quarters in anticipation of seasonal demands. Although the Company anticipates some increased seasonal volumes in the summer months, the 2005 summer season is expected to be impacted by softer consumer demand in the beer category.

     Finished product inventory levels in the first quarter of 2005, however, declined slightly as a result of Connellsville manufacturing facility closure in the fourth quarter of 2004. Inventory levels were impacted in the latter part of 2004 by the softer than normal seasonal sales pattern as consumption was affected by severe weather in the southeastern U.S. In order to enter 2005 with lower inventory levels and to better align production with customer requirements, Anchor curtailed production selectively during the fourth quarter. In addition, although the Company seeks to minimize downtime, it has historically scheduled shutdowns of its plants for furnace rebuilds and machine repairs in the fourth and first quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns consume working capital and adversely affect the Company’s liquidity on a seasonal basis.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R – Share-Based Payments (“SFAS 123R”), a revision of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (“SFAS 123”). Under a recently released Securities and Exchange Commission rule, for companies with a December 31 year end, SFAS 123R is effective for the first annual reporting period that begins after December 31, 2005. The Company adopted the requirements of SFAS 123 effective January 1, 2003. The adoption of SFAS 123R is not expected to not impact the Company’s financial position or results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 – Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), that is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to impact the Company’s financial position or results of operations.

     The American Jobs Creation Act of 2004 was signed into law in October 2004 and has provisions that may impact the Company’s income taxes in the future, including, but not limited to a deduction related to qualified production activities taxable income. The FASB proposed the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Company is evaluating the impact of the FASB guidance related to qualified production activities on its effective tax rate in future periods; however, no deduction will be recorded until all available loss carryforwards are exhausted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Revolving Credit Facility is subject to interest rates based on a floating benchmark rate (the prime rate or eurodollar rate), plus an applicable margin and the Revolving B Loan is subject to interest rates based on a floating benchmark rate, the LIBOR rate. A change in interest rates under the Revolving Credit Facility or the Revolving B Loan could adversely impact results of operations. A 50 basis point fluctuation in the market rate of interest would impact annual interest expense by approximately $0.2 million, based on average borrowings outstanding during 2005. The Company’s long-term debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its long-term debt instruments.

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

Item 4. Controls and Procedures.

     An evaluation was carried out, as of the end of the period covered by this report, under the supervision of the persons performing the function of chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the persons performing the function of chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

     There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     On April 20, 2005, a consolidated amended class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division entitled “Davidco Investors, LLC, individually and on behalf of all others similarly situated v. Anchor Glass Container Corporation, Darrin J. Campbell, Richard M. Deneau, Peter T. Reno, Joel A. Asen, James N. Chapman, Jonathan Gallen, George Hamilton, Timothy F. Price, Alan H. Schumacher, Lenard B. Tessler, Credit Suisse First Boston, Merrill Lynch & Co., Lehman Brothers, PricewaterhouseCoopers, LLC, Cerberus Capital Management, L.P., Cerberus International, Ltd., Cerberus Institutional Partners, L.P., Cerberus Institutional Partners (America), L.P. and Stephen A. Feinberg, Case Number 8:04-cv-2561-T- 24EAJ.” Darrin J. Campbell was the Company’s former Chief Executive Officer and a former member of the Company’s Board of Directors. Richard M. Deneau was the Company’s former Chief Executive Officer and a former member of the Company’s Board of Directors. Peter T. Reno is the Company’s Vice President and Interim Operating Committee Chairman. Alan H. Schumacher, James N. Chapman, Jonathan Gallen, Timothy F. Price and Lenard B. Tessler are members of the Company’s Board of Directors. Joel A. Asen and George Hamilton previously were members of the Company’s Board of Directors. PricewaterhouseCoopers LLP is the Company’s independent registered public accounting firm. Credit Suisse First Boston, Merrill Lynch & Co. and Lehman Brothers were underwriters of the Company’s initial public offering of common stock. Cerberus is a New York investment management firm. Cerberus International, Ltd., Cerberus Institutional Partners, L.P. and Cerberus Institutional Partners (America), L.P. own shares of the Company’s common stock. Stephen Feinberg exercises voting and investment authority over all securities of the Company owned by Cerberus International, Ltd., Cerberus Institutional Partners, L.P., Cerberus Institutional Partners (America), L.P., and certain private investment funds and managed accounts.

     The consolidated amended complaint was filed to amend the complaint filed by Davidco Investors, LLC previously disclosed in the Company’s Form 8-K dated December 10, 2004. Four securities class action lawsuits brought against the Company have now been merged into this case. The lawsuit seeks to have the court determine recognition of a class action brought on behalf of all persons who purchased the Company’s securities between September 25, 2003 and November 4, 2004 and alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

ANCHOR GLASS CONTAINER CORPORATION
Date: May 10, 2005	/s/ Peter T. Reno
Peter T. Reno
Vice President and Interim Operating Committee Chairman (Principal Financial Officer and Duly Authorized Officer)